Form 10-Q
period 2004-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2005-02-14
CIK 1253329

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

|_|TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                       Commission file number: 333-107181


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 12
             (Exact name of registrant as specified in its charter)

                   California                                     72-1566910
                 (State or other jurisdiction of               (I.R.S. Employer
               incorporation or organization)                Identification No.)



                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    ---------    ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes           No     X
    ---------    ---------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)


                               INDEX TO FORM 10-Q

                                December 31, 2004



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

              Balance Sheet, December 31, 2004.................................3

              Notes to Balance Sheet...........................................4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks......9

     Item 4.  Controls and Procedures  .......................................10

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................11

     Item 2.  Unregisterred Sales of Equity Securities and Use of Proceeds....11

     Item 3.  Defaults Upon Senior Securities.................................11

     Item 4.  Submission of Matters to a Vote of Security Holders.............11

     Item 5.  Other Information...............................................11

     Item 6.  Exhibits........................................................12

     Signatures...............................................................13

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                                  BALANCE SHEET

                                December 31, 2004
                                   (Unaudited)





ASSETS

Cash                                                                               $                   1,100
                                                                                     ------------------------

                                                                                   $                   1,100
                                                                                    ========================

LIABILITIES AND PARTNERS' EQUITY

Commitments and contingencies (Note 2)

Partners' equity (Note 1):
   General Partner                                                                 $                     100
   Limited Partners                                                                                    1,000
                                                                                     ------------------------

     Total partners' equity                                                        $                   1,100
                                                                                     ========================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                December 31, 2004
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the July 16, 2004 audited balance sheet included in the Post-effective Amendment No. 1 to the Registration Statement on Form S-11 filed with the
Securities and Exchange Commission on July 30, 2004. In the opinion of the General Partner, the accompanying unaudited balance sheet contains all adjustments necessary to present fairly the financial position as of December 31, 2004.

Organization
------------

WNC Housing Tax Credit Fund, VI, L.P., Series 12, a development stage enterprise (the "Partnership") was formed under the California Revised Limited Partnership Act on July 2, 2003, and had not commenced operations as of December 31, 2004. The Partnership and WNC Housing Tax Credit Fund VI, L.P., Series 11 filed a Registration Statement on SEC Form S-11 that was declared effective on January 5, 2004. Post-effective Amendment No. 1 to its Registration Statement, filed by the Partnership on July 30, 2004, was declared effective on November 1, 2004. Pursuant to that Post-effective Amendment, and a supplement dated November 1, 2004 to the prospectus of the Partnership dated January 5, 2004, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Units"), at a price of $1,000 per Unit. The Partnership's minimum offering amount is $1,400,000. As of December 31, 2004, the Partnership had not received the minimum offering amount, and therefore had not commenced operations. As of December 31, 2004, the Partnership had received subscriptions to 1,158 Units, none of which could be accepted until satisfaction of the minimum offering condition.

Holders of Units are referred to herein as "Limited Partners."

The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which will own and operate multifamily housing complexes (the "Housing Complexes") that are eligible for low-income housing tax credits (the "Low-Income Housing Credit"). The Local Limited Partnerships are managed by their respective general partners or managing members (the "Local General Partners").

As of December 31, 2004, the Partnership was comprised of one general partner and two initial limited partners. The general partner of the Partnership is WNC National Partners, LLC (the "General Partner"). The managing member of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The initial limited partners are affiliates of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner have no employees of their own.

The Partnership shall continue in full force and effect until December 31, 2065, unless terminated prior to that date, pursuant to its Agreement of Limited Partnership (the "Partnership Agreement") or law.

The balance sheet includes only activity relating to the business of the Partnership, and does not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The reader of this balance sheet should refer to the Form S-11 and the amendments thereto, for a more thorough description of the Partnership, and the terms and provisions of the Partnership Agreement.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 2004
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low-Income Housing Credits for the Partnership. Limited Partners are to be allocated the remaining 99.9% of these items in proportion to their Units.

After the Limited Partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Certain Risks and Uncertainties
-------------------------------

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership expects to invest in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex will be subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership will be a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 2004
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Certain Risks and Uncertainties, continued
------------------------------------------

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership will review the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment account and will be amortized over 30 years.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding selling commissions and dealer manager fees) of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital.

Use of Estimates
----------------

The preparation of the balance sheet in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 2004
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits for income taxes flows to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes the Partnership reports on a calendar year basis.

NOTE 2 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Effective November 1, 2004, the Partnership is offering up to 25,000 Units at $1,000 per Unit. The balance sheet does not include certain Partnership legal, accounting, and other organization and offering costs paid and to be paid by the General Partner and/or affiliates of the General Partner. If the minimum offering amount of $1,400,000 is raised, the Partnership will be required to reimburse the General Partner and/or its affiliates for such fees out of the proceeds of the offering, up to certain maximum levels set forth below. In the event the Partnership is unable to raise the minimum offering amount, the General Partner will absorb all organization and offering costs.

The reader of this balance sheet should refer to the Form S-11, filed with the Securities and Exchange Commission on December 24, 2003, and Post-effective Amendments thereto, for a more thorough description of the Partnership and the terms and provisions of the Partnership Agreement.

The Units are being offered by WNC Capital Corporation, a wholly-owned subsidiary of the General Partner.

If the minimum offering amount of $1,400,000 is raised, the Partnership will be obligated to the General Partner or affiliates for certain acquisition, management and other fees as set forth below:

Acquisition and investment management fees up to 7% of the gross proceeds from the sale of the Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.

A nonaccountable acquisition expense allowance equal to 2% of the gross proceeds from the sale of the Units.

Payment of a nonaccountable organization and offering expense allowance, and reimbursement for dealer manager and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These allowances and reimbursements plus all other organizational and offering expenses, inclusive of sales commissions and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of Units.

An annual management fee not to exceed to 0.5% of the invested assets of the Partnership, as defined.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the limited partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

As of December 31, 2004, the General Partner had incurred costs of approximately $112,000 related to the organization and offering of the Partnership. Provided the minimum offering condition is satisfied, and subject to the foregoing limitations, such costs will be reimbursed by the Partnership to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)
                        (A Development Stage Enterprise)

                       NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 2004
                                   (unaudited)

NOTE 3 - SUBSEQUENT EVENT
-------------------------

As of December 31, 2004, the Partnership had received subscriptions for 1,158 Units. Effective January 21, 2005, the Partnership had received the minimum required subscriptions to 1,400 Units. Through February 2, 2005, the Partnership had accepted subscriptions for 1,665 units, for which it has received $1,625,000 in cash, net of $40,000 in subscriptions receivable.

Subsequent to the period ended December 31, 2004, the Partnership acquired limited partnership interests in two Local Limited Partnerships for an aggregate amount of $1,114,042. Payments in the amount of $860,424 were made to these Local Limited Partnerships by the Partnership subsequent to the period ended December 31, 2004.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Forward Looking Statements

WNC Housing Tax Credit Fund VI, L.P. Series 12 (the "Partnership") was a development stage enterprise as of December 31, 2004, having only nominal funds as the capital anticipated to be raised through its public offering of Units had not yet become available as of December 31, 2004.

The Partnership plans to raise equity capital from investors by means of its public offering, and then to apply such funds, including the installment payments on the investor promissory notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnerships, reserves and expenses of the offering.

It is not expected that any of the Local Limited Partnerships will generate cash from operations sufficient to provide distributions to investors in any significant amount. Cash from operations, if any, would first be used to meet operating expenses of the Partnership. Operating expenses include the asset management fee.

Investments in Local Limited Partnerships are not readily marketable. Such investments may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Housing Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

The Partnership will establish working capital reserves of at least 3% of its capital contributions. The General Partner believes this amount will be sufficient to pay the operating costs and administrative expenses of the Partnership, which include: the asset management fee to WNC & Associates, Inc., expenses attendant to the preparation of tax returns, expenses attendant to the preparation and dissemination of reports to the investors, and other investor servicing obligations of the Partnership.

However, liquidity would be adversely affected by unanticipated or greater than anticipated operating costs. Defaults or delays in payment of investor promissory notes could also affect liquidity. Such payments are expected to fund a portion of the working capital reserves. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, additional funds would be sought through bank loans or other institutional financing. The Partnership may also use any cash distributions received from the Local Limited Partnerships to pay operating or administrative expenses or to replenish or increase working capital reserves.

The Partnership does not have the ability to assess its investors to provide additional capital if needed by the Partnership or its Local Limited Partnerships. Accordingly, if circumstances arise that cause a Local Limited Partnership to require capital in addition to that contributed by the Partnership and any equity of its Local General Partners, the only possible sources of such capital will be: the limited reserves of the Partnership, third-party debt financing, which may not be available as the Housing Complex already will be substantially leveraged, advances of the Local General Partners, advances of the General Partner or its affiliates, other equity sources, which could adversely affect the Partnership's interest in Low-Income Housing Credits and cash distributions and result in adverse tax consequences to the investors, or the sale of the Housing Complexes, which could have the same adverse effects. There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirements of the Local Limited Partnership in question. If such funds are not available, the Local Limited Partnership would risk foreclosure on is apartment complex.

The capital needs and resources of the Partnership are expected to undergo major changes during its first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable.

Item 3: Quantitative and Qualitative Disclosures Above Market Risks

Not Applicable

Item 4.  Controls and Procedures.

Disclosure controls and procedures. As of the end of the period covered by  this
----------------------------------
report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls over financial reporting. There were no changes  in
-----------------------------------------------------
the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          (a) The Partnership did not sell any unregistered equity securities during the quarter ended December 31, 2004.

          (b) The Partnership and WNC Housing Tax Credit Fund VI, L.P., Series 11 filed a Registration Statement on SEC Form S-11 that was declared effective on January 5, 2004. The Commission File Number for the Partnership's filing is 333107181. Post-effective Amendment No. 1 to that Registration Statement, filed on July 30, 2004, was declared effective on November 1, 2004. Pursuant to that Post-effective Amendment, and a supplement dated November 1, 2004 to the prospectus of the Partnership dated January 5, 2004, the Partnership commenced a public offering of 25,000 Units, at a price of $1,000 per Unit. The Partnership's minimum offering amount is $1,400,000. As of December 31, 2004, the Partnership had not received the minimum offering amount, and therefore had not commenced operations. As of December 31, 2004, the Partnership had received subscriptions to 1,158 Units, none of which can be accepted until satisfaction of the minimum offering condition of 1,400 Units is met. The managing underwriter is WNC Capital Corporation. The Partnership has no obligation for offering and organization expenses until such time as the minimum number of Units is sold.

          (c) No purchases of Units were made by or on behalf of the Partnership or any affiliated purchaser during the quarter ended December 31, 2004.

Item 3.   Defaults Upon Senior Securities

          NOT APPLICABLE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          (a)  Unreported Form 8-K disclosure

               NONE

          (b)  Changes to Nominee Procedures

               NOT APPLICABLE

Item 6.   Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 12
-----------------------------------------------
(Registrant)

By:   WNC National Partners, LLC., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.


Date:  February 14, 2005




By:   /s/ Thomas J. Riha
      ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 14, 2005