Form 10-K
period 2005-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2005-07-14
CIK 1253329

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from __________ to __________

                       Commission file number: 333-107181

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 12
             (Exact name of registrant as specified in its charter)


                 California                                        72-1566910
               (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)                 Identification No.)

              17782 Sky Park Circle                                  92614-6404
              Irvine, CA                                             (Zip Code)
             (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
      --------       --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes              No     X
      --------       --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. |X|

                                  INAPPLICABLE


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                      NONE.

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 12 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 20, 2003, and commenced operations on January 21, 2005. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which will own and operate multi-family housing complexes that are eligible for Federal low-income housing and, in certain cases, California low-income housing tax credits ("Low-Income Housing Credit").

The general partner of the Partnership is WNC National Partners, LLC (the "General Partner"). The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to the prospectus of the Partnership dated July 31, 2003, as amended December 24, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." Effective January 21, 2005, the Partnership had received the minimum subscriptions for units required to break escrow. Accordingly, from January 21, 2005 and through March 31, 2005, the Partnership has accepted subscriptions for 4,084 units, for which it has received $3,550,500 in cash, net of $157,500 in promissory notes and $376,000 in amounts due from dealers receivable.

The Partnership shall continue in full force and effect until December 31, 2065, unless terminated prior to that date, pursuant to the partnership agreement or law.

Description of Business

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

Certain Risks and Uncertainties

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. An individual Limited Partner's ability to use tax credits is limited. In most cases, the annual amount of Low Income Housing Credits that an individual Limited Partner can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership. Any transactions between the Partnership and Associates and its affiliates will entail conflicts of interest.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex will be subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, and a fractional recapture of prior Low-Income Housing Credits would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership will be a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

There are limits on the transferability of units, including a prohibition on the transfer of more than 50% of the Units in a 12-month period. No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Credits. The initial programs are completing their compliance periods.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership when it no longer provides tax benefits to Limited Partners. However, Local Limited Partnership interests may be disposed any time by Associates in its discretion. To date no properties in the Partnership have been selected for disposition.

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the three Housing Complexes as of the dates indicated:




                                         ------------------------------ ------------------------------------------------------------
                                                 As of March 31, 2005                         As of December 31, 2004
                                         ------------------------------ ------------------------------------------------------------
                                              Partnership's        Amount of                            Estimated           Mortgage
                                 General      Total Investment     Investment                          Aggregate Low     Balances of
 Local Limited                   Partner      in Local Limited     Paid to     Number of               Income Housing  Local Limited
Partnership Name    Location     Name         Partnership          Date        of Units     Occupancy    Credits (1)     Partnership
------------------------------------------------------------------------------------------------------  ----------------------------

Kettle River        Sandstone,    Curtis G.
Townhomes, L.P.     Minnepolis    Carlson
                                                $  296,000         $ 266,000       12           **              **                **

Marfa Villa, L.P.   Marfa, Texas  Gary Kersch      246,000           148,000       24           **              **                **

Marshall Senior     Marshall,     Harold
Housing, L.P.       Minnepolis    Teasdale         818,000           565,000       90           **              **                **
                                                ----------         ---------   ------
                                                $1,360,000         $ 979,000      126
                                                ==========         =========   ======


(1)  Represents   aggregate   anticipated  Low  Income  Housing  Credits  to  be
received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year compliance period.

** The Local Limited Partnership was not acquired until 2005.



                           --------------------------------------------------------------------------
                                               For the year ended December 31, 2004
                           --------------------------------------------------------------------------
                                                                                 Low Income Housing
                                                                                Credits Allocated to
Partnership Name                      Rental Income       Net Income/(Loss           Partnership
                           --------------------------------------------------------------------------
Kettle River Townhomes, L.P.                **                    **                   99.98%

Marfa Villa, L.P.                           **                    **                   99.98%

Marshall Senior Housing, L.P.               **                    **                   99.98%


** The Local Limited Partnership was not acquired until 2005.


Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2005, there were 186 Limited Partners and no assignees of Units who were not admitted as Limited Partners.

(c) The Partnership is not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2005.

Item 5b. Use of Proceeds

The Partnership conducted an offering pursuant to a registration statement (Commission File No. 333-107181), which was declared effective on July 16, 2004. As of March 31, 2005, the Partnership had received subscriptions for 4,084 Units, for an aggregate amount of capital contributions of $4,084,000 net of dealer discounts of $0. At March 31, 2005, approximately $366,000 was paid and $154,000 remains payable to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. As of March 31, 2005 $157,500 was receivable from promissory notes as elected by Limited Partners upon their subscription. Included therein are selling commissions of approximately $275,000 which were paid or are to be paid to non-affiliates. As pf March 31, 2005, approximately $3,196,000 is invested or available to be invested in Local Limited Partnership Interests or Reserves as follows:

                                                            Paid or to be
                                                               Paid to         Paid or to be
                                                              Affiliates       Paid to Others          Total
                                                            ---------------    ---------------     ---------------
Acquisition Fees through 3/31/2005                        $        286,000   $              -    $        286,000
Acquisition Costs through 3/31/2005                                 82,000                  -              82,000
Reserves or cash available to be invested                                -          3,196,000           3,196,000
                                                            ---------------    ---------------     ---------------

Total                                                     $        368,000   $      3,196,000    $      3,564,000
                                                            ===============    ===============     ===============

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                                            March 31,
                                                                               2005
                                                                          ---------------

ASSETS

Cash                                                                    $      1,883,111
Investments in limited partnerships, net                                       1,525,688
Amounts due from dealers                                                         376,000
Prepaid acquisition fees and costs                                               204,306
                                                                          ---------------


                                                                        $      3,989,105
                                                                          ===============

LIABILITIES

Payables to limited partnerships                                        $        381,771
Accrued fees and expenses due to
  General Partner and affiliates                                                 209,694


PARTNERS' EQUITY                                                               3,397,640
                                                                          ---------------


                                                                        $      3,989,105
                                                                          ===============


Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                                           For the period from
                                                                            January 21, 2005
                                                                            (date operations
                                                                             commenced) to
                                                                              March 31,2005
                                                                          ----------------------

Loss from operations                                                    $                (59,537)
Equity in losses of limited partnerships                                                      -
                                                                          ======================

Net loss                                                                $                (59,537)
                                                                          ======================

Net loss allocated to:
  General partner                                                       $                    (60)
                                                                          ======================

  Limited partners                                                      $                (59,477)
                                                                          ======================

Net loss  per limited partner
  Unit                                                                  $                 (24.08)
                                                                          ======================

Outstanding weighted limited
  Partner units                                                                            2,470
                                                                          ======================



                                                                  For the period
                                                                      from
                                                                January 21, 2005
                                                                (date operations
                                                                   commenced) to
                                                                  March 31, 2005

Net cash provided by (used in):
  Operating activities                                      $             69,568
  Investing activities                                                (1,349,299)
  Financing activities                                                 3,161,742
                                                             ------------------
Net change in cash and cash
  equivalents                                                          1,882,011

Cash and cash equivalents,
  beginning of period                                                      1,100
                                                              ------------------

Cash and cash equivalents, end
  of period                                                 $          1,883,111
                                                              ==================

Low Income Housing Credits per Unit were as follows for the year and period ended December 31:

                                                                                      2004
                                                                                 ---------------

Federal                                                                         $              -
State                                                                                          -
                                                                                 ---------------

Total                                                                           $              -
                                                                                 ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See notes 2 and 3 to the financial statements).

Equity in losses of limited partnerships for each year ended March 31 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Income Taxes

No provision for income taxes will be recorded in the financial statements as any liability and/or benefit for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Certain Risks and Uncertainties

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex will be subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership will be a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The Partnership has invested in three Local Limited Partnerships as of March 31, 2005.

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

Financial Condition

The Partnership's assets at March 31, 2005 consisted primarily of $1,883,000 in cash and cash equivalents, $376,000 in amounts due from dealers receivable, aggregate investments in the three Local Limited Partnerships of $1,526,000 and prepaid acquisition fees and costs of $204,000. Liabilities at March 31, 2005 consisted of $210,000 in advances and other payables due to the General Partner or affiliates and $382,000 in contributions payable to limited partnerships.

The Partnership offering of Units for sale to the public is ongoing, at March 31, 2005; total limited partner capital of $4,084,000 net of dealer and volume discounts of $0 was raised.

Results of Operations

The Partnership commenced operations on January 21, 2005. Therefore, there are no comparative results of operations or financial condition from prior periods to report. A loss of approximately, $(60,000) from operations occurred of which $49,000 was organization costs. In addition, there were no Low-Income Housing Credits available for allocation to the partners, due to the fact that as of March 31, 2005 all of the Local Limited Partnerships were under development.

Liquidity and Capital Resources

The Partnership had cash provided of approximately $70,000 from operating activities, cash used in investing activities of approximately $(1,349,000) and cash provided by financing activities of approximately $3,162,000 for the period ended March 31, 2005.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2005, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

As of March 31, 2005, the Partnership has the following contractual cash obligations:

                                      Total         1 year       1-3 years       3-5 years        5 years
   Other Long Term Liabilities
   Accounts Payable and
     Accrued Expenses                $       -      $      -       $         -     $         -    $            -
   Accrued fees and expenses
     Due to GP and affiliates         157,789       157,789                  -               -                 -
   Accrued selling  commissions
     Due to non-affiliates             51,905        51,905                  -               -                 -
   Capital contributions
     payable to Lower
     Tier Parterships                 381,771       381,771                  -               -                 -
                                     ---------     ---------      ------------    ------------    --------------

                                     $591,465      $691,465        $         -     $         -     $            -
                                     =========     =========      ============    =============   ==============


Off Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we will review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors.

Impact of New Accounting Pronouncements

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 12


     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 12 (a California Limited Partnership) (the "Partnership") as of March 31, 2005 and July 16, 2004, and the related statements of operations, partners' equity and cash flows for the period January 21, 2005 (date operations commenced) through March 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 12 (a California Limited Partnership) as of March 31, 2005 and July 16, 2004, and the results of its operations and its cash flows for the period January 21, 2005 (date operations commenced) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.




/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
June 27, 2005

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                                 BALANCE SHEETS







                                                                                  March 31, 2005   July 16, 2004
                                                                                   -------------  --------------

ASSETS

Cash                                                                             $    1,883,111 $         1,100
Investments in limited partnerships (Notes 2 and 3)                                   1,525,688               -
Amounts due from dealers (Note 6)                                                       376,000               -
Prepaid acquisition fees and costs (Note 3)                                             204,306               -
                                                                                   -------------  --------------

                                                                                 $    3,989,105 $         1,100
                                                                                   =============  ==============

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Payables due to Limited Partnerships (Note 5)                                    $      381,771 $             -
Accrued fees and expenses due to General Partner
  And affiliates (Note 3)                                                               209,694               -
                                                                                   -------------  --------------
 Total liabilities                                                                      591,645 $             -
                                                                                   -------------  --------------

Commitments and contingencies (Note 7)

Partners' equity (Notes 4 and 6)
   General partner                                                                           40             100
   Limited partners (25,000 units authorized, 4,084 and 0 units
       outstanding at March 31, 2005 and July 16, 2004, respectively)                 3,397,600           1,000
                                                                                   -------------  --------------

     Total partners' equity                                                           3,397,640           1,100
                                                                                   -------------  --------------

                                                                                 $    3,989,105 $         1,100
                                                                                   =============  ==============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

           For the Period January 21,2005 (Date Operations Commenced)
                             through March 31, 2005





                                                                                  For The Period
                                                                                   January 21,
                                                                                    2005 (Date
                                                                                    Operations
                                                                                    Commenced)
                                                                                     through
                                                                                  March 31, 2005
                                                                                 -----------------

Interest income                                                                $                -
                                                                                 -----------------

Operating expenses:
    Amortization (Note 3)                                                                    1,076
    Organization costs                                                                      49,472
    Other                                                                                    8,989
                                                                                 -----------------

      Total operating expenses                                                              59,537
                                                                                 -----------------

Loss from operations                                                                      (59,537)
                                                                                 -----------------
Net loss                                                                       $          (59,537)
                                                                                 =================

Net income (loss) allocated to:
   General partner                                                             $              (60)
                                                                                 =================

   Limited partners                                                            $          (59,477)
                                                                                 =================

Net loss per limited partner unit                                              $           (24.08)
                                                                                 =================

Outstanding weighted limited partner units                                                   2,470
                                                                                 =================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

           For The Period January 21, 2005 (Date Operations Commenced)
                             through March 31, 2005


                                                               General            Limited              Total
                                                               Partner            Partner
                                                            --------------     ---------------     ---------------
Contribution from General Partner and initial
   limited partner                                        $           100    $          1,000    $         1,100


Partners' equity at July 16, 2004                                     100               1,000              1,100

Sale of limited partnership units (net of discounts
   of $0)                                                               -           4,084,000          4,084,000

Sale of limited partnership units issued for
   promissory notes receivable (Note 4)                                 -            (157,500)          (157,500)

Offering expenses                                                       -            (470,423)          (470,423)

Net loss                                                              (60)            (59,477)           (59,537)
                                                            --------------      --------------     --------------

Partners' equity at March 31, 2005                        $            40     $     3,397,600    $      3,397,640
                                                            ==============      ==============     ===============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

           For The Period January 21, 2005 (Date Operations Commenced)
                             through March 31, 2005


                                                                                 For The Period
                                                                                  January 21,
                                                                                   2005 (Date
                                                                                   Operations
                                                                                   Commenced)
                                                                                    through
                                                                                 March 31, 2005
                                                                                -----------------

Cash flows from operating activities:
   Net loss                                                                   $           (59,537)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Amortization                                                                           1,076
     Change in due to general partner and affiliates                                      128,029
                                                                                -----------------

Net cash provided by operating activities                                                  69,568
                                                                                -----------------

Cash flows from investing activities:
   Investments in limited partnerships, net                                              (978,680)
   Prepaid acquisition costs and fees                                                    (204,306)
   Capitalized acquisition costs & fees                                                  (166,313)
                                                                                -----------------

   Net cash used in investing activities                                               (1,349,299)
                                                                                ------------------

Cash flows from financing activities:
   Sales of limited partner units, net of contribution
   receivable and subscriptions receivable                                              3,550,500
   Offering expenses                                                                     (388,758)
                                                                                -----------------

Net cash provided by financing activities                                               3,161,742
                                                                                -----------------

Net increase in cash and cash                                                           1,882,011

Cash, beginning of period                                                                   1,100
                                                                                -----------------

Cash, end of period                                                           $         1,883,111
                                                                                =================

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Taxes paid                                                                 $               800
                                                                                =================

SIGNIFICANT NONCASH INVESTING ACTIVITES
   Prepaid  acquisition  fees and expenses  included within due to general
     partner and affiliates                                                   $            89,280
                                                                                =================

SIGNIFICANT NONCASH FINANCING ACTIVITES
   Offering   expenses   included  within  due  to  general  partners  and
     affiliates                                                               $           111,425
                                                                                =================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

           For The Period January 21, 2005 (Date Operations Commenced)
                             through March 31, 2005




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 12, a California Limited Partnership (the "Partnership"), was formed on July 20, 2003 under the laws of the state of California, and commenced operations on January 21, 2005. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low-income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

The financial statements include only activity relating to the business of the Partnership and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes of the partners.

The Partnership agreement authorizes the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2005, subscriptions for 4,084 Units had been accepted by the Partnership. The required minimum offering amount of $1,400,000 was achieved by January 21, 2005. Holders of Units are referred to herein as "Limited Partners." The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

           For The Period January 21, 2005 (Date Operations Commenced)
                             through March 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

           For The Period January 21, 2005 (Date Operations Commenced)
                             through March 31, 2005



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (See notes 2 and 3).

Equity in losses of limited partnerships for each year ended March 31 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Concentration of Credit Risk
----------------------------

At March 31, 2005, the Partnership maintained cash balances at certain financial institutions in excess of the

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

           For The Period January 21, 2005 (Date Operations Commenced)
                             through March 31, 2005



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income tax purposes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

New Accounting Pronouncements
-----------------------------

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in three Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 126 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

           For The Period January 21, 2005 (Date Operations Commenced)
                             through March 31, 2005



NOTE 2 -  INVESTMENTS  IN LIMITED PARTNERSHIPS, continued
---------------------------------------------------------

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded no impairment loss during the year ended March 31, 2005.

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. At March 31, 2005, no investment accounts have reached a zero balance.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                 For the Period Ended
                                                                    March 31, 2005
                                                          -----------------------------------
Investments per balance sheet, beginning of period      $                                  -
Capital contributions paid, net                                                      978,680
Capital contributions payable                                                        381,771
Equity in losses of limited partnerships                                                   -
Distributions received from limited partnerships                                           -
Capitalized acquistion fees and costs                                                166,313
Amortization  of  capitalized  acquisition  fees  and
costs                                                                                 (1,076)
                                                          -----------------------------------
Investments per balance sheet, end of period            $                          1,525,688
                                                          ===================================

As discussed in Note 1, the Partnership reports the results of its investments in Local Limited Partnerships based on their December 31 annual financial statements. As all of the Local Limited Partnerships were acquired subsequent to December 31, 2004, combined condensed financial information from the Local Limited Partnership as of December 31, 2004 is not presented. As of March 31, 2005 all of the Local Limited Partnerships are under development and have not commenced operations. Accordingly, for the year ended March 31, 2005, management estimates the Partnership's equity in losses and/or income of the Local Limited Partnership is $0.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For the period ended March 31, 2005, the Partnership incurred acquisition fees of $285,880, which $126,975 are included in investments in limited partnerships and $158,905 are included in prepaid acquisition fees and costs. Accumulated amortization of these capitalized and prepaid cost was $823, as of March 31, 2005.

          Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. For the period ended March 31, 2005, the Partnership incurred acquisition costs of $81,680, which $36,279 are included in investments in limited partnerships and
          $45,401 are included in prepaid acquisition fees and costs. Accumulated amortization of these capitalized and prepaid cost was $235, as of March 31, 2005.

          Selling commissions of 7% of the net proceeds from the sale of the Units of the payable to WNC Capital Corp. advanced by the General Partner or affiliates on behalf of the Partnership. For the period ended March 31, 2005, the Partnership incurred selling commissions of $274,855.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

           For The Period January 21, 2005 (Date Operations Commenced)
                             through March 31, 2005



NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. For the period ended March 31, 2005, the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $163,360 and dealer manager fees totaling $81,680. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

          An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Management fees of $5,374 were incurred for the period ended March 31, 2005, of which $0 was paid during the period ended March 31, 2005.

          The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expenses reimbursements were approximately $0 for the period January 21, 2005 (date operations commenced) through March 31, 2005.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended March 31, 2005.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                March 31, 2005
                                                                                --------------
Acquisition fees payable                                                  $            69,440
Acquisition expenses payable                                                           19,840
Organizational and offering costs payable                                              59,520
Commissions payable                                                                    51,905
Asset Management fees payable                                                           5,374
Reimbursements for expenses paid by the General Partner or an affiliate                 3,615
                                                                               ---------------

                                                                          $           209,694
                                                                               ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

           For The Period January 21, 2005 (Date Operations Commenced)
                             through March 31, 2005





NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2005
               ----

Income                                $              -    $              -   $              -    $              -

Operating expenses                                   -                   -                  -             (60,000)

Equity in losses of limited
     partnerships                                    -                   -                  -                   -

Net loss                                             -                   -                  -             (60,000)

Net Loss available to limited
     partners                                        -                   -                  -             (59,000)

Net Loss per weighted average
     limited partnership unit                        -                   -                  -                 (24)

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE
------------------------------------------------------

Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) can elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than nine months after the subscription date. As of March 31, 2005, the Partnership had received subscriptions for 4,084 units which included amounts due from dealers totaling $376,000 and promissory notes of $157,500. Receivable amounts due from the dealers in the amount of $376,000 were collected subsequent to March 31, 2005 and prior to the issuance of these financial statements.

NOTE 7 - COMMITMENTS AND CONTINGINCIES
--------------------------------------

From April 1, 2005 to June 27, 2005, the Partnership acquired two Local Limited Partnership interests which required total capital contributions of $1,650,802. Of this amount, $440,031 has been contributed during the period from April 1, 2005 to June 27, 2005. The Partnership also made a loan receivable representing amounts loaned by the Partnership to a certain Local Limited Partnership in which the Partnership may invest. This loan is generally applied against the first capital contribution due if the Partnership ultimately invests in such entity. In the event that the Partnership does not invest in such entity, the loan is to be repaid with interest at a rate which is equal to the rate charged to the holder. As of June 27, 2005, a loan receivable of $135,000 is due from one Local Limited Partnership in which the Partnership had not acquired a limited partnership interest.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

           For The Period January 21, 2005 (Date Operations Commenced)
                             through March 31, 2005



NOTE 8 - SUBSEQUENT EVENT (UNAUDITED)
-------------------------------------

From April 1, 2005 to June 21, 2005, the Partnership received subscriptions for an additional 3,147 units, an equity of $3,142,965, net of $4,035 discounts, of which it has received $3,060,465 in cash, $82,500 in notes receivable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

Item 9a. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Partnership's management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Associates recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Associates necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, the persons performing functions similar to that of a principal executive officer and principal financial officer for the partnerships believe that the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Identification of Directors,  (b) Identification of Executive Officers,  (c)
    ----------------------------------------------------------------------------
    Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
    and(e) Business Experience
    --------------------------

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.



Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President
Sylvester P. Garban                   Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                   Senior Vice President - Chief Financial Officer
Michael J. Gaber                      Senior Vice President - Acquisitions
Edward W. Peters                      President of WNC Management, Inc.

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay Cooper.

Wilfred N. Cooper, Sr., age 74, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Board of Governors, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 42, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation, and is a Director and Vice President of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly
                                  -----------------------------     ------------
Report,  a  Steering  Member  of  the  Housing  Credit  Group  of  the  National
Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute and a member of TEC International. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 53, is Executive Vice President, a Director and a member of the Acquisition Committee of Associates, and a Director, Vice President and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  59,  is  Senior  Vice  President  -  Institutional
Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice
President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 50, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and Vice President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 39, is Senior Vice President - Acquisitions and a member of the Acquisition Committee and the Commercial Real Estate Group of Associates and a Vice President of WNC Management, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Edward W. Peters, age 53, is President of WNC Management, Inc. He has more than 12 years of experience in all facets of property management. Prior to joining WNC in 2003, Mr. Peters served as Vice President and Director of Property Management at Design Center Housing Services, Inc. and as Director at John Stewart Company. He is a licensed real estate broker in the State of California, a certified occupancy specialist (COS), and holds two national housing compliance certificates: the housing credit compliance professional (HCCP) and the national credit compliance professional-executive (NCP-e). Mr. Peters is a Director of the Affordable Housing Management Association and graduated from Rutgers University in 1990 with a Master of Science degree in social work and in 1983 from Antioch University with a Master of Science degree in education.

Kay L. Cooper, age 68, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)      Involvement in Certain Legal Proceedings
         ----------------------------------------

         Inapplicable.

(g)      Promoters and Control Persons
         -----------------------------

         Inapplicable


(h)       Audit Committee  Financial Expert, and (I) Identification of the Audit
          ----------------------------------------------------------------------
          Committee
          ---------

         Neither the Partnership nor Associates has an audit committee.

(i)      Changes to Nominating Procedures
         --------------------------------

         Inapplicable

(j)      Code of Ethics
         --------------

          The Partnership has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to: Shelly Taylor, Director of Investor Services, 714 662-5565 extension 118.



Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. A non-accountable organization and offering expense reimbursement equal to 3% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, non-accountable underwriting expense equal to 1% of the gross proceeds from the sale of the Units and reimbursement for retail selling commissions equal to 7% of the gross proceeds from the sale of the Units advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

As of March 31, 2005, the following organization and offering expenses were paid or accrued to affiliates of the General Partner as follows:

                           Description                        Affiliate                                  Amount
                           -----------                        ---------                                 -------

                            Non-accountable O & O              WNC & Associates, Inc.                   $122,520
                            Non-accountable O & O              WNC Capital Corp.                          40,840
                            Dealer Manager Fee                 WNC Capital Corp.                          81,680
                            Sales Commissions                  WNC Capital Corp.                         274,855
                                                                                                        --------
                              Total                                                                     $519,895
                                                                                                        --------

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2005 the aggregate amount of acquisition fees paid or accrued was approximately $285,880.

(c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses, on a non-accountable basis, in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2005, the aggregate amount of acquisition fees paid or accrued was approximately $81,680.

(d) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $5,374 were incurred for the period January 21, 2005 (date operations commenced) through March 31, 2005.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $0 fot the period of January 21, 2005 (date operations commenced) through March 31, 2005, expended by such persons on behalf of the Partnership.

(f) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price maybe received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low-Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2010, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been incurred.

(g) Interest in Partnership. The General Partner will receive 0.1% of the Low-Income Housing Credits. No Low-Income Housing Credits were allocated for the period ended December 31, 2004. The General Partners is also entitled to receive a percentage of cash distributions. There were no distributions of cash owed to the General Partner during the period January 21, 2005 (date operations commenced) through March 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     Inapplicable

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to own beneficially in excess of 5% of the outstanding Units.

(c)  Security Ownership of Management
     --------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates and their affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

     First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13. Certain Relationships and Related Transactions

Associates manages all of the Partnership's affairs. The transactions with the Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14.  Principal Accountant Fees and Services

No fees were paid to the Partnership's independent registered public accounting firm for the period ending March 31, 2005. The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:
       --------------------------------------------------------

        Report of Independent Registered Public Accounting Firm Balance Sheets, March 31, 2005 and July 16, 2004
        Statement of Operations for the period January 21, 2005,
          (Date Operations Commenced)through March 31, 2005
        Statement of Partners' Equity for the period January 21, 2005
          (Date Operations Commenced) through March 31, 2005
        Statement of Cash Flows for the period Janaury 21, 2005
          (Date Operations Commenced) through March 31, 2005
        Notes to Financial Statements

(a)(2)   List of Financial statement schedules:
         --------------------------------------

         NONE

 (a)(3)  Exhibits.
         ---------

         31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

         31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

         32.1       Section 1350 Certification. (filed herewith)

         32.2       Section 1350 Certification. (filed herewith)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

         By:      WNC National Partners, LLC
                  General Partner

         By:      WNC & Associates, Inc.,
                  General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:  July 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer,
         President and Director of WNC & Associates, Inc.
         (chief executive officer)

Date:  July 14, 2005



By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President
         Chief Financial Officer of WNC & Associates, Inc.
         (chief financial officer and principal accounting
         officer)

Date:  July 14, 2005



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  July 14, 2005



By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  July 14, 2005