Form 10-Q
period 2005-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2005-08-11
CIK 1253329

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934



                       Commission file number: 333-107181


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 12
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
Yes  X      No
   -------    -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes         No   X
   -------    -------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Three Months Ended June 30, 2005



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
              June 30, 2005 and March 31, 2005.................................3

             Statement of Operations
              For the Three Months Ended June 30, 2005 ........................4

             Statement of Partners' Equity
              For the Three Months Ended June 30, 2005 ........................5

             Statement of Cash Flows
              For the Three Months Ended June 30, 2005 ........................6

              Notes to Financial Statements....................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition ......................................................15

     Item 3.  Quantitative and Qualitative Disclosures Above Market Risks.....16

     Item 4.  Controls and Procedures.........................................16


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................17

     Item 2.  Changes in Securities and Use of Proceed........................17

     Item 3.  Defaults Upon Senior Securities.................................17

     Item 4.  Submission of Matters to a Vote of Security Holders.............18

     Item 5.  Other Information...............................................18

     Item 6.  Exhibits........................................................18

     Signatures...............................................................19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                              June 30, 2005              March 31, 2005
                                                             ---------------            -----------------
                                                               (unaudited)

ASSETS

Cash                                                   $              3,845,351    $               1,883,111
Amounts due from dealers (Note 5)                                       479,000                      376,000
Investments in limited partnerships, net (Notes 2
and 3)                                                                3,288,961                    1,525,688
Prepaid acquisition fees and costs (Note 3)                             422,308                      204,306
Loans receivable (Note 6)                                               135,000                            -
                                                         ------------------------    ------------------------

                                                       $              8,170,620    $               3,989,105
                                                         ========================    ========================
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                171,929    $                 209,694
   Payables to limited partnerships (Note 4)                          1,517,592                      381,771
                                                          ------------------------    ------------------------

      Total liabilities                                               1,689,521                      591,465
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity
     General Partner                                                           9                          40
     Limited partners (25,000 units authorized
       7,770 and 4,084 units issued and
       outstanding at  June 30, 2005 and March
       31, 2005, respectively)                                         6,481,090                   3,397,600
                                                         ------------------------    ------------------------

     Total partners' equity                                            6,481,099                   3,397,640
                                                         ------------------------    ------------------------

                                                       $               8,170,620   $               3,989,105
                                                         ========================    ========================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

                    For the Three Months Ended June 30, 2005
                                   (unaudited)



                                                                              2005
                                                                         Three Months
                                                                --------------------------------

Interest income                                               $                               -
                                                                --------------------------------

Operating expenses:
  Amortization (Note 2)                                                                   1,991
  Asset management fees (Note 3)                                                          2,907
  Legal and accounting                                                                      500
  Organization costs                                                                     25,528
  Other                                                                                       3
                                                                --------------------------------

    Total operating expenses                                                             30,929
                                                                --------------------------------

Loss from operations                                                                    (30,929)


Net loss                                                      $                        ( 30,929)
                                                                ================================

Net loss allocated to:
  General partner                                             $                             (31)
                                                                ================================

  Limited partners                                            $                         (30,898)
                                                                ================================

Net loss per limited partnership unit                         $                           (5.25)
                                                                ================================

Outstanding weighted limited
  partner units                                                                           5,884
                                                                ================================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                    For the Three Months Ended June 30, 2005
                                   (unaudited)


                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity at March 31, 2005                   $             40      $      3,397,600      $        3,397,640

Sales of Limited Partnerships units,
     net of discounts of $4,035                                     -             3,681,965               3,681,965

Less Limited Partnership units issued for
     promissory notes receivable (Note 5)                           -              (122,500)               (122,500)
Offering expenses                                                   -              (445,077)               (445,077)

Net loss                                                          (31)              (30,898)                (30,929)
                                                       ---------------      ----------------      ------------------

Partners' equity at June 30, 2005                    $              9     $       6,481,090      $        6,481,099
                                                       ===============      ================      ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2005
                                   (unaudited)

    Cash flows from operating activities:
      Net loss                                                                 $             (30,929)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Amortization                                                                       1,991
            Change in due from dealers                                                      (103,000)
            Change in accrued fees and expense due to
              General Partner and affiliates                                                 (37,765)
                                                                                 --------------------


                 Net cash used in operating activities                                      (169,703)
                                                                                 --------------------

    Cash flows from investing activities:
            Investments in limited partnerships, net                                        (514,981)
            Capitalized acquisition fees and costs                                          (114,462)
            Prepaid acquisition fees and costs                                              (218,002)
            Loans receivable                                                                (135,000)
                                                                                 --------------------

                Net cash used in investing activities                                       (982,445)
                                                                                 --------------------

    Cash flows from financing activities:
            Sales of limited partnership units, net of
               contributions receivable and subscriptions
               receivable                                                                  3,559,465
            Offering expenses                                                               (445,077)
                                                                                 --------------------

                 Net cash provided by financing activities                                 3,114,388
                                                                                 --------------------

    Net increase in cash and cash equivalents                                              1,962,240

    Cash, beginning of period                                                              1,883,111
                                                                                 --------------------

    Cash, end of period                                                        $           3,845,351
                                                                                 ====================

    SIGNIFICANT NONCASH INVESTING ACTIVITIES
    Prepaid acquisition fees and expenses included within
      due to general partner and affiliates                                    $              63,630
                                                                                 ====================

    SIGNIFICANT NONCASH FINANCING ACTIVITIES
    Offering expenses included within due to general partners
       and affiliates                                                          $              99,515
                                                                                 ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Three Months Ended June 30, 2005
                                   (unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the March 31, 2005 audited financial statements. In the opinion of the General Partner, the accompanying unaudited balance sheet contains all adjustments necessary to present fairly the financial position as of June 30, 2005.

Organization
------------

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

Pursuant to the prospectus of the Partnership dated July 31, 2003, as amended December 24, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." As of June 30, 2005, subscriptions for 7,770 units have been accepted by the partnership. The required minimum offering amount of $1,400,000 was achieved by January 21, 2005. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution form the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                    For the Three Months Ended June 30, 2005
                                   (unaudited)



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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                    For the Three Months Ended June 30, 2005
                                   (unaudited)


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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to the Limited Partners. To date, no properties in the Partnership have been selected for disposition.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                    For the Three Months Ended June 30, 2005
                                   (unaudited)

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

Equity in losses of limited partnerships for each year and period ended March 31 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In instances where acquisitions of limited partnership interest are acquired during the year, equity in losses of these limited partnerships have been based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                    For the Three Months Ended June 30, 2005
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Concentration of Credit Risk
----------------------------

At June 30, 2005, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                    For the Three Months Ended June 30, 2005
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
---------------------------------------------

As of June 30, 2005, the Partnership acquired limited partnership interests infive Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 222 apartment units. As of June 30, 2005, two
Housing Complexes are operating with rehabilitation occurring around the existing tenants and the other one is under construction. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2005, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                                       June 30, 2005       March 31, 2005
                                                                       ---------------    ---------------

Investments in limited partnerships, beginning of period             $     1,525,688    $              -
Capital contributions paid, net                                              514,981             978,680
Capital contributions payable                                              1,135,821             381,771
Capitalized acquisition fees and costs                                       114,462             166,313
Amortization of capitalized acquisition fees and costs                        (1,991)             (1,076)
                                                                       ---------------    ---------------

Investments in limited partnerships, end of period                   $     3,288,961    $      1,525,688
                                                                       ===============    ===============

As discussed in Note 1, the Partnership reports the results of its investments in Local Limited Partnerships based on their December 31 annual financial statements. As all of the Local Limited Partnerships were acquired subsequent to December 31, 2004, combined condensed financial information from the Local Limited Partnership as of December 31, 2004 is not presented. As of June 30, 2005 all of the Local Limited Partnerships are under development and have not commenced operations. Accordingly, for the year ended June 30, 2005, management estimates the Partnership's equity in losses and/or income of the Local Limited Partnership is $0.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2005 and March 31, 2005, the Partnership incurred acquisition fees of $543,900 and $285,880, respectively. As of June 30, 2005 and March 31, 2005, $328,462 and $158,905 are included in prepaid acquisition fees and costs and $215,438 and $126,975 respectively, are included in investment in limited partnerships. Accumulated amortization of these capitalized and prepaid costs was $2,350 and $823, as of June 30, 2005 and March 31, 2005, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                    For the Three Months Ended June 30, 2005
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of June 30, 2005 and March 31, 2005, the Partnership incurred acquisition costs of $155,400 and $81,680, respectively. As of June 30, 2005 and March 31, 2005, $93,846 and $45,401 were included in prepaid acquisition fees and costs and $61,554 and $36,279 respectively, were included in investment in limited partnerships. Accumulated amortization of these capitalized and prepaid costs was $671 and $235 as of June 30, 2005 and March 31, 2005, respectively.

Selling commissions of 7% of the net proceeds from the sale of the Units is payable to WNC Capital Corp. As of June 30, 2005 and March 31, 2005 the Partnership incurred selling commissions of $524,300 and $274,855, respectively.

A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. As of June 30, 2005 and March 31, 2005, the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $310,800 and $163,360, respectively; dealer manager fees totaling $155,400 and $81,680, respectively. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Management fees of $2,907 were incurred in the three months ended June 30, 2005. The Partnership paid the General Partner or its affiliates $0 of these fees during the three months ended June 30, 2005.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended June 30, 2005.

The accrued fees and expenses due to General Partner and affiliates consist of the following at June 30, 2005 and March 31, 2005.

                                                                                June 30, 2005      March 31, 2005
                                                                               ----------------   ------------------

Acquisition fees payable                                                      $         14,140   $           69,440
Acquisition expenses payable                                                            49,490               19,840
Organizational and offering costs payable                                               42,420               59,520
Commissions payable                                                                     57,095               51,905
Asset management fee payable                                                             8,281                5,374
Reimbursements for expenses paid by the General Partner or an affiliate                    503                3,615
                                                                               ----------------   ------------------

                                                                              $        171,929   $          209,694
                                                                               ================   ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

                    For the Three Months Ended June 30, 2005
                                   (unaudited)


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $1,517,592 and $381,771 at June 30, 2005 and March 31, 2005, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE
------------------------------------------------------

As of June 30, 2005, the Partnership had received subscriptions for 7,770 units which included amounts due from dealers totaling $479,000, of which all receivable amounts due from the dealers were collected after June 30, 2005. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 9 months after the subscription date.

NOTE 6 - LOANS RECEIVABLE
-------------------------

Loans receivable represents amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At June 30, 2005, loans receivable of $135,000 were due from one Local Limited Partnership in which the Partnership had not acquired a limited partnership interest.

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

Financial Condition

The Partnership's assets at June 30, 2005 consisted primarily of $3,845,000 in cash, $135,000 in loans receivable, amounts due from dealers of $479,000, prepaid acquisition fees and costs of $422,000, and aggregate investments in five Local Limited Partnerships of $3,289,000. Liabilities at June 30, 2005 primarily consisted of $1,518,000 in capital contributions due to limited partnerships and $172,000 in accrued fees, accrued annual asset management fees and reimbursements for expenses paid by the General Partner and/or its affiliates.

Results of Operations

The Partnership commenced operations on January 5, 2005 and as such had no operations to report for June 30, 2004. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The Partnership's net loss for the three months ended June 30, 2005 was $(31,000). The net loss is due to loss from operations of $(31,000), including $(26,000) in organization costs, $(3,000) in asset management fees and $(2,000) in amortization expense.

Cash Flows

Net increase in cash during the three month period ended June 30, 2005 was $1,962,000. Net cash flows used in investing activities was $(982,000) for the three month period ended June 30, 2005. Net cash flows used in investing activity consisted of $(515,000) for investment in lower tier partnerships, $(76,000) for acquisition fees and costs, $(256,000) for prepaid acquisition fees and costs to the general partner and $(135,000) loans advanced to limited partnerships. Net cash flows provided by financing activities of $3,114,000 during the three month period ended June 30, 2005, consisted of net sales of limited partnership units of $3,682,000, subscriptions receivable of $(123,000), less offering expenses of $(445,000). Cash used in operating activities was $(170,000), consisted principally of due from dealers of $(103,000), change in accrued fees and expense due to General Partners and/or affiliates of $(38,000), and amortization expense of $2,000.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

(a)-(e)    NONE

(f)      Use of Proceeds

         (1) The effective date of the Securities Act registration statement is January 5, 2004 for WNC Housing Tax Credit Fund VI, L.P., Series 12.

         (2) WNC Housing Tax Credit Fund VI, L.P., Series 12 commenced its offering on January 21, 2005.

         (3)  Inapplicable

         (4)  (i)  The offering was not terminated as of June 30, 2005.

             (ii)  The  dealer   manager  for  each  offering  is  WNC  Capital
                   Corporation, an affiliate of the general partner.

            (iii) The title of the class of securities registered by each Series is Units of Limited Partnership Interest.

             (iv) WNC Housing Tax Credit Fund VI L.P., Series 12 registered 25,000 Units at an aggregate price of $25,000,000. As of June 30, 2005, 7,770 Units were sold aggregating $7,765,965 net of discount of $4,035.

              (v) As of June 30, 2005 WNC Housing Tax Credit Fund VI, L.P., Series 12 has incurred $524,300 for retail selling commissions to unaffiliated persons, dealer manager fees to the dealer manager of $155,400 and a non-accountable organization and offering expense of $310,800 to the dealer manager.

             (vi) The net offering proceeds to Series 12 after all expenses as stated above in (f) (4) (v) totals $6,775,465.

            (vii)

                   (A) An acquisition expense allowance in the amount of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred was paid or accrued to the General Partner in the amount of $155,400 as of June 30, 2005. Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships incurred was paid or accrued to the General Partner in the amount of $543,900 as of June 30, 2005.

                   (B) Of the net proceeds of $6,076,165 after payment of the foregoing, $5,846,973 was used or has been committed to acquire Local Limited Partnership Interests (including amounts paid for interest on warehouse financing), and $229,192 is held in reserves.

           (viii)  Inapplicable


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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 12
(Registrant)

By:   WNC & Associates, Inc., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
--------------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.


Date:  August 10, 2005




By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  August 10, 2005