Form 10-Q
period 2005-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2005-11-14
CIK 1253329

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

    (Mark One)


    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005

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

Yes_X_ No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes _____  No__X__

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                   For the Six Months Ended September 30, 2005




PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets
          September 30, 2005 and March 31, 2005................................3

          Statements of Operations
          For the Three Months Ended and Six Months Ended September 30, 2005 ..4

          Statement of Partners' Equity
          For the Six Months Ended September 30, 2005 .........................5

          Statement of Cash Flows
          For the Six Months Ended September 30, 2005 .........................6

          Notes to Financial Statements........................................7

  Item 2.  Management's Discussion and Analysis of Financial
              Condition ......................................................15

  Item 3.  Quantitative and Qualitative Disclosures Above Market Risks........16

  Item 4.  Controls and Procedures............................................16


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................17

  Item 2.  Changes in Securities and Use of Proceed...........................17

  Item 3.  Defaults Upon Senior Securities....................................17

  Item 4.  Submission of Matters to a Vote of Security Holders................18

  Item 5.  Other Information..................................................18

  Item 6.  Exhibits...........................................................18

  Signatures...............................................................19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                           September 30, 2005            March 31, 2005
                                                           ------------------            --------------
                                                               (unaudited)
ASSETS

Cash                                                   $              7,964,219    $               1,883,111
Amounts due from dealers (Note 5)                                     1,034,303                      376,000
Investments in limited partnerships, net (Notes 2
and 3)                                                                9,646,975                    1,525,688
Prepaid acquisition fees and costs (Note 3)                             223,244                      204,306
                                                         ------------------------    ------------------------

                                                       $             18,868,741    $               3,989,105
                                                         ========================    ========================


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                265,038    $                 209,694
   Payables to limited partnerships (Note 4)                          6,765,256                      381,771
                                                         ------------------------    ------------------------

      Total liabilities                                               7,030,294                      591,465
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity
     General Partner                                                         48                          40
     Limited partners (25,000 units authorized
       13,890 and 4,084 units issued and
       outstanding at  September 30, 2005 and
       March 31, 2005, respectively)                                 11,838,399                    3,397,600
                                                         ------------------------    ------------------------

Total partners' equity                                               11,838,447                    3,397,640
                                                         ------------------------    ------------------------

                                                       $             18,868,741    $               3,989,105
                                                         ========================    ========================



                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

       For the Three Months Ended and Six Months Ended September 30, 2005
                                   (unaudited)


                                                            2005                      2005
                                                        Three Months               Six Months
                                                        ------------               ----------
Interest income                                     $           7,900        $             7,900
                                                      -----------------         ------------------


Operating expenses:
  Amortization (Note 2)                                         4,818                      6,809
  Asset management fees (Note 3)                               12,235                     15,142
  Legal and accounting                                         18,169                     18,669
  Other                                                         1,663                     27,194
                                                      -----------------         ------------------

    Total operating expenses                                   36,885                     67,814
                                                      -----------------         ------------------


Loss from operations                                          (28,985)                   (59,914)
                                                      -----------------         ------------------


Equity in gain of
  limited partnerships (Note 2)
                                                               67,610                     67,610
                                                      -----------------         ------------------


Net gain                                            $                         $
                                                               38,625                      7,696
                                                      =================         ==================

Net gain allocated to:
  General partner                                   $                         $
                                                                   39                          8
                                                      =================         ==================

  Limited partners                                  $                         $
                                                               38,586                      7,688
                                                      =================         ==================

Net gain per limited partnership unit               $                         $
                                                                    4                          1
                                                      =================         ==================

Outstanding weighted limited
  partner units                                                10,645                      8,264
                                                      =================         ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 2005
                                   (unaudited)




                                                          General               Limited
                                                          Partner               Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity at March 31, 2005                   $            40      $      3,397,600      $        3,397,640

Sales of Limited Partnerships units,
     net of discounts of $4,035                                    -             9,801,965               9,801,965

Less Limited Partnership units issued for
     promissory notes receivable (Note 5)                          -              (126,500)               (126,500)

Offering expenses                                                  -            (1,242,354)             (1,242,354)


Net gain                                                           8                 7,688                   7,696
                                                       ---------------      ---------------       -----------------

Partners' equity at September 30, 2005               $            48      $     11,838,399     $        11,838,447
                                                       ===============      ===============       =================

                   See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                   For the Six Months Ended September 30, 2005
                                   (unaudited)



      Cash flows from operating activities:
      Net gain                                                     $       7,696
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Amortization                                                   6,809
            Equity in gain from limited partnerships                     (67,610)
            Change in due from dealers                                  (655,500)
            Change in due to affiliates                                   24,062
            Change in interest receivable                                 (2,803)
            Change in accrued fees and expense due to
              General Partner and affiliates                              12,344
                                                                ----------------


                 Net cash used in operating activities                  (675,002)
                                                                ----------------

      Cash flows from investing activities:
            Investments in limited partnerships, net                  (7,196,160)
            Capital contribution payable                               6,383,485
            Capitalized acquisition fees and costs                      (864,326)
                                                                ----------------

                 Net cash used in investing activities                (1,677,001)
                                                                ----------------

      Cash flows from financing activities:
            Sales of limited partnership units, net of
             contributions receivable and subscriptions
            receivable                                                 9,801,965
            Offering expenses                                         (1,242,354)
            Capital contribution receivable                             (126,500)
                                                                ----------------

                  Net cash provided by financing activities            8,433,111
                                                                ----------------


    Net increase in cash and cash equivalents                          6,081,108

    Cash, beginning of period                                          1,883,111
                                                                ----------------

    Cash, end of period                                          $     7,964,219
                                                                ================


    SIGNIFICANT NONCASH INVESTING ACTIVITIES
    Prepaid acquisition fees and expenses included within
      due to general partner and affiliates                           $   18,938

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                   For the Six Months Ended September 30, 2005
                                   (unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the March 31, 2005 audited financial statements. In the opinion of the General Partner, the accompanying unaudited balance sheet contains all adjustments necessary to present fairly the financial position as of September 30, 2005.

Organization
------------

WNC Housing Tax Credit Fund, VI, L.P., Series 12 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 20, 2003, and commenced operations on January 21, 2005. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which will own and operate multi-family housing complexes that are eligible for Federal low-income housing and, in certain cases, California Low Income Housing Tax Credits ("Low Income Housing Tax Credits").

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

Pursuant to the prospectus of the Partnership dated July 31, 2003, as amended December 24, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." As of September 30, 2005, subscriptions for 13,890 units have been accepted by the partnership. The required minimum offering amount of $1,400,000 was achieved by January 21, 2005. The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution form the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS- CONTINUED

                   For the Six Months Ended September 30, 2005
                                   (unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Description of Business
-----------------------

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low Income Housing Tax Credits to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low-income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership"s investments. Some of those risks include the following:

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS- CONTINUED

                   For the Six Months Ended September 30, 2005
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Risks and Uncertainties, continued
----------------------------------

diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS compliance period for Low Income Housing Tax Credits properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS- CONTINUED

                   For the Six Months Ended September 30, 2005
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership and includes such reduction in equity in loss of limited partnerships. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in losses/gain of limited partnerships for each year and period ended March 31 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the six-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In instances where acquisitions of limited partnership interest are acquired during the year, equity in losses/gain of these limited partnerships have been based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses/gains from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2005, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS- CONTINUED

                   For the Six Months Ended September 30, 2005
                                   (unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Organization costs are expensed as incurred by the Partnership.

Concentration of Credit Risk
----------------------------

At September 30, 2005, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Net Income/Loss Per Limited Partner Unit
----------------------------------------

Net income/loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income/loss per unit includes no dilution and is computed by dividing income and/or loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income/loss per unit is not required.

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

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE-s under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS- CONTINUED

                   For the Six Months Ended September 30, 2005
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
---------------------------------------------

As of September 30, 2005, the Partnership acquired limited partnership interests in seven Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 390 apartment units. As of September 30, 2005, five Housing Complexes are operating with rehabilitation occurring around the existing tenants and the other two are under construction. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                                       September 30,
                                                                            2005           March 31, 2005
                                                                       ---------------    ------------------

Investments in limited partnerships, beginning of period             $     1,525,688      $                -

Capital contributions paid, net                                              738,250                 978,680

Capital contributions payable                                              6,457,910                 381,771

Capitalized acquisition fees and costs                                       864,326                 166,313

Equity in loss of limited partnerships                                        67,610                       -

Amortization of capitalized acquisition fees and costs                        (6,809)                 (1,076)
                                                                       ---------------    ------------------


Investments in limited partnerships, end of period                   $     9,646,975      $        1,525,688
                                                                       ===============    ==================


As discussed in Note 1, the Partnership reports the results of its investments in Local Limited Partnerships based on their December 31 annual financial statements. As all of the Local Limited Partnerships were acquired subsequent to December 31, 2004, combined condensed financial information from the Local Limited Partnership as of December 31, 2004 is not presented. As of September 30, 2005 five Local Limited Partnerships are operating with rehabilitation. The following is the estimated operating results from the Local Limited Partnerships for the six months ended September 30, 2005, which are based on the previous year's audit reports and/or most current monthly operation reports:

                                                                                  September 30, 2005
                                                                                  -------------------

           Total revenues                                                       $         447,000
                                                                                  -------------------
           Expenses:

               Interest expense                                                            33,000
               Depreciations and amortization                                              35,000
               Other operating expense                                                    311,000
                                                                                  -------------------
                    Total expense                                                         379,000
                                                                                  -------------------

           Net gains                                                                       68,000
                                                                                  ===================

           Net gains allocable to the Partnership                                          68,000
                                                                                  ===================


           Net gains recorded by the Partnership                                $          68,000
                                                                                 ===================

                                   12

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS- CONTINUED

                   For the Six Months Ended September 30, 2005
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2005 and March 31, 2005, the Partnership incurred acquisition fees of $972,300 and $285,880, respectively. As of September 30, 2005 and March 31, 2005, $173,634 and $158,905 are included in prepaid acquisition fees and costs and $798,666 and $126,975 respectively, are included in investment in limited partnerships. Accumulated amortization of these capitalized and prepaid costs was $6,075 and $823, as of September 30, 2005 and March 31, 2005, respectively.

Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of September 30, 2005 and March 31, 2005, the Partnership incurred acquisition costs of $277,800 and $81,680, respectively. As of September 30, 2005 and March 31, 2005, $49,610 and $45,401 were included in prepaid acquisition fees and costs and $228,190 and $36,279 respectively, were included in investment in limited partnerships. Accumulated amortization of these capitalized and prepaid costs was $1,736 and $235 as of September 30, 2005 and March 31, 2005, respectively.

Selling commissions of 7% of the net proceeds from the sale of the Units is payable to WNC Capital Corp. As of September 30, 2005 and March 31, 2005 the Partnership incurred selling commissions of $948,777 and $274,855, respectively.

A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. As of September 30, 2005 and March 31, 2005, the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $555,600 and $163,360, respectively; dealer manager fees totaling $277,800 and $81,680, respectively. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Management fees of $15,142 were incurred in the six months ended September 30, 2005. The Partnership paid the General Partner or its affiliates $0 of these fees during the six months ended September 30, 2005.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended September 30, 2005.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS- CONTINUED

                   For the Six Months Ended September 30, 2005
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consist of the following at September 30, 2005 and March 31, 2005.


                                                                                September 30,      March 31, 2005
                                                                                    2005
                                                                               ----------------   ------------------
Acquisition fees payable                                                      $         73,430   $           69,440
Acquisition expenses payable                                                            20,980               19,840
Organizational and offering costs payable                                               62,940               59,520
Commissions payable                                                                     67,417               51,905
Asset management fee payable                                                            20,516                5,374
Reimbursements for expenses paid by the General Partner or an affiliate                 19,755                3,615
                                                                                -----------------  -----------------

                                                                              $        265,038   $          209,694
                                                                               ================   ==================


NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $6,765,256 and $381,771 at September 30, 2005 and March 31, 2005, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - AMOUNTS DUE FROM DEALERS
---------------------------------

As of September 30, 2005, the Partnership had received subscriptions for 13,890 units which included amounts due from dealers totaling $1,032,000, of which all receivable amounts due from the dealers were collected after September 30, 2005. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 9 months after the subscription date.

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

Financial Condition

The Partnership's assets at September 30, 2005 consisted primarily of $ 7,964,000 in cash, amounts due from dealers of $1,034,000, prepaid acquisition fees and costs of $223,000, and aggregate investments in seven Local Limited Partnerships of $9,647,000. Liabilities at September 30, 2005 primarily consisted of $6,765,000 in capital contributions due to limited partnerships and $265,000 in accrued fees, accrued annual asset management fees and reimbursements for expenses paid by the General Partner and/or its affiliates.

Results of Operations

The Partnership commenced operations on January 5, 2005 and as such had no operations to report for June 30, 2004. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The Partnership's net gain for the six months ended September 30, 2005 was $8,000. The net gain is primarily due to gains from Limited Partnerships of $68,000 offset by $(60,000) losses from operations, which includes of $19,000 in accounting fees, $15,000 in asset management fees, $7,000 in amortization expenses along with $27,000 in other expenses, offset by $8,000 of interest income.

Cash Flows

Net increase in cash during the six-month period ended September 30, 2005 was $6,081,000. Net cash flows used in investing activities was $(1,677,000) for the six-month period ended September 30, 2005. Net cash flows used in investing activity consisted of $(7,196,000) for investment in lower tier partnerships, and $(864,000) for acquisition fees and costs, offset by $6,383,000 for capital contribution payable. Net cash flows provided by financing activities of $8,433,000 during the six-month period ended September 30, 2005, consisted of net sales of limited partnership units of $9,802,000, subscriptions receivable of $(127,000), less offering expenses of $(1,242,000). Cash used in operating activities was $(675,000), consisted principally of due from dealers of $(656,000), change in accrued fees and expense due to General Partners and/or affiliates of $12,000, amortization expense of $7,000, interest receivable of $(3,000) and $24,000 in due from affiliates.

It is not expected that any of the local limited partnerships will generate cash from operations sufficient to provide distributions to investors in any significant amount. Cash from operations, if any, would first be used to meet operating expenses of the Partnerships. Operating expenses include the asset management fee.

Investments in local limited partnerships are not readily marketable. Such investments may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, WNC & Associates, Inc. anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnershi's future investment commitments and proposed operations.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

(a)-(e)  NONE

(f)      Use of Proceeds

          (1) The effective date of the Securities Act registration statement is January 5, 2004 for WNC Housing Tax Credit Fund VI, L.P., Series 12.

          (2) WNC Housing Tax Credit Fund VI, L.P., Series 12 commenced its offering on January 21, 2005.

          (3) Inapplicable

          (4) (i)   The offering was not terminated as of September 30, 2005.

              (ii) The dealer manager for each offering is WNC Capital Corporation, an affiliate of the general partner.

              (iii) The title of the  class of  securities  registered  by each
                    Series is Units of Limited Partnership Interest.

              (iv) WNC Housing Tax Credit Fund VI L.P., Series 12 registered 25,000 Units at an aggregate price of $25,000,000. As of September 30, 2005, 13,890 Units were sold aggregating $13,885,965 net of discount of $4,035.

              (v) As of September 30, 2005 WNC Housing Tax Credit Fund VI, L.P., Series 12 has incurred $948,777 for retail selling commissions to unaffiliated persons, dealer manager fees to the dealer manager of $277,800 and a non-accountable organization and offering expense of $555,600 to the dealer manager.

              (vi) The net offering proceeds to Series 12 after all expenses as stated above in (f) (4) (v) totals $12,103,788.

              (vii)

                    (A) An acquisition expense allowance in the amount of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred was paid or accrued to the General Partner in the amount of $277,800 as of September 30, 2005. Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships incurred was paid or accrued to the General Partner in the amount of $972,300 as of September 30, 2005.

                    (B) Of the net proceeds of $10,853,688 after payment of the foregoing, $9,810,494 was used or has been committed to acquire Local Limited Partnership Interests (including amounts paid for interest on warehouse financing), and $1,043,194 is held in reserves.

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


Date:  November 14, 2005




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 14, 2005