Form 10-K
period 2006-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2011-08-26
CIK 1253329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March, 31, 2006
For the fiscal year ended March, 31, 2007
For the fiscal year ended March, 31, 2008
For the fiscal year ended March, 31, 2009
For the fiscal year ended March, 31, 2010
For the fiscal year ended March, 31, 2011

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  333-107181

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 12
(Exact name of registrant as specified in its charter)

California	72-1566910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle, Irvine, CA	92614-6404
(Address of principal executive offices)	(zip code)

    (714) 662-5565
    (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 12 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 17, 2003 and commenced operations on January 21, 2005.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC National Partners, LLC (the “General Partner”).  The general partner of the General Partner is WNC & Associates, Inc. (“Associates”). The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of their own.

Pursuant to a supplement dated November 1, 2004 to the prospectus dated January 5, 2004, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit. As of the close of the public offering, a total of 15,019 Partnership Units representing subscriptions in the amount of $15,009,365, net of dealer discounts of $5,600 and volume discounts of $4,035, had been sold.  Holders of Partnership Units are referred to herein as “Limited Partners”.

The Partnership shall continue in full force and effect until December 31, 2065 unless terminated prior to that date pursuant to the partnership agreement (as defined below) or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits.  The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits.  In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15-year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture.  The Partnership is not seeking to sell its Local Limited Partnership Interests.  And, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low-income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict when the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership dated July 17, 2003 (the "Partnership Agreement"), would occur.  Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests.  Until a Local Limited Partnership Interest or the related Housing Complex is sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.  Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in ten Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005.  Each of these Local Limited Partnerships owns a single Housing Complex. Eight out of ten of the Housing Complexes are eligible for the Low Income Housing Tax Credits.  See details below related to the two Housing Complexes that do not qualify for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period must satisfy the “reasonable belief” test outlined above to avoid recapture.

The following table reflects the end of the ten-year credit delivery period and the Compliance Period of each Housing Complex:

Local Limited Partnership Name	Expected last year of credit delivery	15-year Compliance Period
Chickasha Villa, LP.	2015	2019
FDI-Bayshore Manor, LTD.	2017	2021
FDI-Shady Oaks, LTD.	2016	2019
Kettle River Townhomes, L.P.	2016	2019
Marfa Villa, LTD.	**	**
Marshall Senior Housing, L.P.	2015	2019
Memphis 2004.0 L.P.	2017	2021
Saltgrass Landing Apartments, LTD.	**	**
Sunflower, L.P.	2017	2021
Wiedemann Park Apartments, L.P.	2010	2014

** During the period from January 21, 2005 (date operations commenced) through March 31, 2005, the Partnership acquired a Local Limited Partnership Interest in Marfa Villa, LTD (“Marfa”). During the year ended March 31, 2006, the Partnership acquired a Local Limited Partnership Interest in Saltgrass Landing Apartments, LTD (“Saltgrass”).  The Partnership acquired the Local Limited Partnership Interests in Marfa and Saltgrass for $246,409 and $733,552, respectively.  Upon acquisition, it was expected that Marfa and Saltgrass would generate Low Income Housing Tax Credits amounting to $324,320 and $940,640, respectively.  Marfa and Saltgrass are managed by the same third party management company and have the same Local General Partner.  Both Housing Complexes were acquisition rehabilitations projects.  Additionally, both Housing Complexes have not delivered any Low Income Housing Tax Credits to date due to the fact that the rehabilitation work on the Housing Complexes was not completed within the allowable timeframe required by the Texas Department of Housing Community Affairs (“TDHCA”).

During 2010 TDHCA notified the Local General Partner and the Partnership that the Low Income Housing Tax Credits for both of these Housing Complexes were forfeited and could not be claimed.  TDHCA has stated that the proper paperwork was not filed with the agency as proof that the rehabilitation work was completed on the Housing Complexes, and therefore Form 8609’s were not and will not be issued for either Housing Complex.  After multiple conversations between the Local General Partner and the Partnership, a draft settlement structure was agreed to by all parties.  Upon the settlement agreement being routed for signatures, the Local General Partner decided that he did not agree to the terms of the agreement and accordingly, refused to sign the agreement.  The limited partner of the Local Limited Partnerships called for an all partners meeting, which took place on July 12, 2011.   At the meeting, a vote was taken to remove the Local General Partner.  In accordance with the Local Limited Partnership Agreements, the limited partner has the right to remove the Local General Partner for nonperformance.  The limited partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes.  The Local General Partner has challenged such removal.  Even though a majority was in favor of removal, since the Local General Partner is contesting the removal, he is still legally the Local General Partner.  While the Local General Partner challenges this proposed removal, he remains the active Local General Partner and his management company continues to manage the Housing Complexes. Currently, the Partnership is consulting with legal counsel in regards to further actions that will be taken.

Management of the Partnership deems the Partnership’s investments in Marfa and Saltgrass to be impaired due to the loss of all Low Income Housing Tax Credit associated with these Housing Complexes.  As of March 31, 2006, the Partnership had paid $147,875 of the $246,409 of capital contributions to be paid to Marfa per the Local Limited Partnership Agreement, with the balance of $98,534 being fully paid to the Local Limited Partnership as of March 31, 2011.  As of March 31, 2006, the Partnership had recorded $14,898 of equity in losses of Marfa, and therefore an impairment loss of $231,511 was recorded against the Partnership’s investment in Marfa during the year ended March 31, 2006, thus reducing the Partnership’s investment in this Local Limited Partnership to $0. As of March 31, 2006, the Partnership had paid $550,247 of the $733,552 of capital contributions to be paid to Saltgrass per the Local Limited Partnership Agreement.  As a result of the Low Income Housing Tax Credits not being delivered for this Housing Complex, management of the Partnership had deemed that the Partnership is not liable to fund, and will not fund, the remaining capital contributions of $183,305. As of March 31, 2006, the Partnership had recorded $43,980 of equity in losses of Saltgrass, and therefore an impairment loss of $506,267 was recorded against the Partnership’s investment in Saltgrass during the year ended March 31, 2006, thus reducing the Partnership’s investment in this Local Limited Partnership to $0.

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves.

Item 1A.  Risk Factors

Set forth below are the risks the Partnership believes are the most significant to the Limited Partners.  The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time.  This section contains some forward-looking statements.  For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(a)    Risks arising from the Internal Revenue Code rules governing Low Income Housing Tax Credits

Low Income Housing Tax Credits might not be available.  If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

Low Income Housing Tax Credits might be less than anticipated.  The Local General Partners calculate the amount of the Low Income Housing Tax Credits.  No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits.  The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42.  A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years.  Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period.  Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period.  For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond.  There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur.  If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest.  During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest.  Between years 12 and 15, the recapture is phased out ratably.

Sales of Housing Complexes after 15 years are subject to limitations which may impact a Local Limited Partnership’s ability to sell its Housing Complex.  Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located.  The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing.  Under Federal law, the commitment must be for at least 30 years.  The commitment, actually agreed to, may be significantly longer than 30 years.  In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years.  On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period.  This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes.  The sale of a Housing Complex may be subject to other restrictions.  For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any amount of cash will be distributed to the Limited Partners.  The Partnership would first use sale proceeds to pay obligations of the Partnership.  As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

As part of the recently enacted health care legislation, Congress has codified the economic substance doctrine. Because of its recent enactment, the full reach of this provision is unclear.  Inasmuch as Housing Complexes might offer no benefit to a purchaser other than tax benefits, it is possible that the economic substance doctrine could be interpreted to limit deduction of tax losses from Housing Complexes, which would be expected to have a significant adverse effect on the sale value of the Housing Complexes and the Local Limited Partnership Interests.

Limited Partners can only use Low Income Housing Tax Credits in limited amounts.  The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

●	an unlimited amount of passive income, which is income from entities such as the Partnership, and
●	$25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits.  Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits.  The aggregate is then subject to the general limitation on all business credits.  That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax.  All of these concepts are extremely complicated.

(b)    Risks related to investment in Local Limited Partnerships and Housing Complexes

Because the Partnership has few investments, each investment will have a great impact on the Partnership’s results of operations.  Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

The failure to pay mortgage debt could result in a forced sale of a Housing Complex. Each Local Limited Partnership leverages the Partnership’s investment therein by incurring mortgage debt.  A Local Limited Partnership’s revenues could be less than its debt payments and taxes and other operating costs.  If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure.  The same results could occur if government subsidies ceased.  Foreclosure would result in a loss of the Partnership’s capital invested in the Housing Complex.  Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership’s ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment.  Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

The Partnership does not control the Local Limited Partnerships and must rely on the Local General Partners. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes.  The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes.  Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits.  The following are risks associated with some such subsidy programs:

●
Obtaining tenants for the Housing Complexes.  Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
●
Limitations on cash distributions.  The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●
Limitations on sale or refinancing of the Housing Complexes.  A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●
Limitations on transfers of interests in Local Limited Partnerships.  The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender.  The lender may withhold such approval in the discretion of the lender.  Approval may be subject to conditions.

●
Limitations on removal and admission of Local General Partners.  The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority.  Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender.  Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●
Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy.  In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
●
Limited Partners may not receive distributions if Housing Complexes are sold.  There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex.  The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time.  If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable.  These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters.  If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property.  Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property.  A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time.  And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years.  Casualty insurance has become more difficult to obtain and may require large deductible amounts.

Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex.  If a forced sale occurs during the Compliance Period of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits.  Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing.  Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants.  Over time, the expenses of a Housing Complex will increase.  If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations.  There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership.  The General Partner has not established a minimum net worth requirement for the Local General Partners.  Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership.  Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,
●	the availability and cost of mortgage financing,
●	monetary inflation,
●	tax, environmental, land use and zoning policies,
●	the supply of and demand for similar properties,
●	neighborhood conditions,
●	the availability and cost of utilities and water.

For each of the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and the period ended March 31, 2005, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and the period ended March 31, 2005, impairment loss related to investments in Local Limited Partnerships was $208,217, $212,204, $0, $0, $0, $737,778 and $0, respectively.

(c)    Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks.  Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters.  No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,
●	which are peculiar to individual Limited Partners, or
●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●
allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,

●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
●
applying to any specific Limited Partner the limitation on the use of tax credits and tax losses.  Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and

●
the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner.  The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership.  The courts could sustain an IRS challenge.  An IRS challenge, if successful, could have a detrimental effect on the Partnership’s ability to realize its investment objectives.

Passive activity rules will limit deduction of the Partnership’s losses and impose tax on interest income.   The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate.  An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities.  An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest.  These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

The Partnership may earn interest income on its reserves and loans.  The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income.  Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

At risk rules might limit deduction of the Partnership’s losses.  If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership.  The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and
●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale.  When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
●
the adjusted basis for the interest.  The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex.  In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

IRS could audit the returns of the Partnership, the Local Limited Partnerships or the Limited Partners. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity.  The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership.  Similarly, only one judicial proceeding can be filed to contest an IRS determination.  A contest by the Partnership of any IRS determination might result in high legal fees.

An audit of the Partnership or a Local Limited Partnership also could result in an audit of a Limited Partner.  An audit of a Limited Partner’s tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items.  The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership.  Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect.  Substantial economic effect is a highly-technical concept.  The fundamental principle is two-fold.  If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden.  Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit.  If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,
●	among the Limited Partners, or
●	between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners.  This would increase the tax liability or reduce the tax benefits to the Limited Partners.

Tax liabilities could arise in later years of the Partnership.  After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses.  A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or
●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,
●	are excessive and may not be capitalized or deducted in full,
●	should be capitalized and not deducted, or
●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
●	the adjusted basis of a Housing Complex used to compute depreciation,
●	the correct deduction of fees,
●	the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

Changes in tax law might reduce the value of Low Income Housing Tax Credits. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits.  In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses.  These tax losses generally were used to reduce an investor’s income from all sources on a dollar-for-dollar basis.  Investments in low income housing were made in reliance on the availability of such tax benefits.  However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

New administrative or judicial interpretations of the law might reduce the value of Low Income Housing Tax Credits.  Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts.  In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships.  The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts.  Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

State income tax laws may adversely affect the Limited Partners.  A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident.  Corporate Limited Partners may be required to pay state franchise taxes.

The tax treatment of particular items under state or local income tax laws may vary materially from the Federal income tax treatment of such items.  Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law.  The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d)    Risks related to the Partnership and the Partnership Agreement

The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations.  Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports.  In some instances, the delay has been substantial.  Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner.  There cannot be any assurance that the Local General Partners will satisfy these obligations.  If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports.  That would impact the Limited Partners’ ability to monitor Partnership operations.  The Partnership’s failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership.  The failure to file could also result in sanctions imposed by the SEC.  Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

Lack of liquidity of investment.  There is no public market for the purchase and sale of Partnership Units, and it is unlikely that one will develop.  Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price.  Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years.  Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market.  The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer.  The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

The Limited Partners will not control the Partnership and must rely totally on the General Partner.  The General Partner will make all management decisions for the Partnership.  Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership.  Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority.  The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,
●	amend the Partnership Agreement,
●	terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

Limitations on liability of the General Partner to the Partnership.  The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations.  The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners.  The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

Associates and its affiliates are serving as the general partners of many other partnerships.  Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership.  These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership’s capital in Local Limited Partnerships.

The interests of Limited Partners may conflict with the interests of the General Partner and it affiliates.  The General Partner and it affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership.  The General Partner and it affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the General Partner may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner.  These accrued payables increased by $142,000, $145,000, $151,000, $139,000, $83,000 and $34,000 for the years ended March 31, 2011, 2010, 2009, 2008, 2007 and 2006, respectively.  The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships.  The future annual asset management fees will equal approximately $167,000 per year through the termination of the Partnership, which must occur no later than December 31, 2065.  Though the amounts payable to the General Partner and/or its affiliates are contractually  currently payable,  the Partnership  anticipates that the General Partner and/or its affiliates will not require the payment of these contractual  obligations until capital reserves are in excess of the aggregate of the existing  contractual  obligations  and anticipated future foreseeable  obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the ten Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Chickasha Villa, L.P.	Chickasha, Oklahoma	Green Companies Development Group, Inc.	$876,000	$776,000	46	$1,171,000	$1,877,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	Fieser Holdings, Inc.	1,177,000	1,177,000	56	1,599,000	1,733,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	Fieser Holdings, Inc.	863,000	863,000	40	1,191,000	1,389,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc. and Robert B. Carlson Co., Inc.	295,000	295,000	12	403,000	958,000

Marfa Villa, LTD.	Marfa, Texas	Doublekaye Corp.	246,000	246,000	24	**	774,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	Marshall Senior Housing, LLC	818,000	818,000	90	1,123,000	3,022,000

Memphis 2004.0, L.P.	Memphis, Tennessee	Memphis 2004, LLC	5,774,000	5,249,000	144	7,699,000	6,308,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	Doublekaye Corp.	550,000	550,000	56	**	1,312,000

Sunflower, L.P.	Ruleville, Mississippi	SEMC, Inc.	277,000	277,000	24	370,000	772,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	SAH Wiedemann Park Limited, Inc.	400,000	400,000	58	540,000	2,581,000
			$11,276,000	$10,651,000	550	$14,096,000	$20,726,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 45% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

**   See detailed explanation in Note 2 to the audited financial statements.

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Chickasha Villa, L.P.	$288,000	$(19,000)	99.98%

FDI-Bayshore Manor, LTD.	260,000	(25,000)	99.98%

FDI-Shady Oaks, LTD.	205,000	(18,000)	99.98%

Kettle River Townhomes, L.P.	73,000	(24,000)	99.98%

Marfa Villa, LTD.	134,000	(17,000)	99.98%

Marshall Senior Housing, L.P.	454,000	(104,000)	99.98%

Memphis 2004.0, L.P.	1,032,000	(507,000)	99.98%

Saltgrass Landing Apartments, LTD.	244,000	(60,000)	99.98%

Sunflower, L.P.	176,000	(15,000)	99.98%

Wiedemann Park Apartments, L.P.	425,000	(88,000)	98%

	$3,291,000	$(877,000)

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Chickasha Villa, L.P.	Chickasha, Oklahoma	Green Companies Development Group, Inc.	$876,000	$776,000	46	$1,171,000	$1,924,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	Fieser Holdings, Inc.	1,177,000	1,177,000	56	1,599,000	1,754,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	Fieser Holdings, Inc.	863,000	863,000	40	1,191,000	1,409,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc. and Robert B. Carlson Co., Inc.	295,000	295,000	12	403,000	960,000

Marfa Villa, LTD.	Marfa, Texas	Doublekaye Corp.	246,000	221,000	24	**	774,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	Marshall Senior Housing, LLC	818,000	818,000	90	1,123,000	3,045,000

Memphis 2004.0, L.P.	Memphis, Tennessee	Memphis 2004, LLC	5,774,000	5,249,000	144	7,699,000	6,381,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	Doublekaye Corp.	550,000	550,000	56	**	1,298,000

Sunflower, L.P.	Ruleville, Mississippi	SEMC, Inc.	277,000	277,000	24	370,000	783,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	SAH Wiedemann Park Limited, Inc.	400,000	400,000	58	540,000	2,644,000

			$11,276,000	$10,626,000	550	$14,096,000	$20,972,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 35% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

**    See detailed explanation in Note 2 to the audited financial statements.

	For the Year Ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Chickasha Villa, L.P.	$265,000	$(32,000)	99.98%

FDI-Bayshore Manor, LTD.	242,000	(32,000)	99.98%

FDI-Shady Oaks, LTD.	180,000	(33,000)	99.98%

Kettle River Townhomes, L.P.	75,000	(19,000)	99.98%

Marfa Villa, LTD.	99,000	(30,000)	99.98%

Marshall Senior Housing, L.P.	463,000	(83,000)	99.98%

Memphis 2004.0, L.P.	1,030,000	(424,000)	99.98%

Saltgrass Landing Apartments, LTD.	246,000	(75,000)	99.98%

Sunflower, L.P.	170,000	(12,000)	99.98%

Wiedemann Park Apartments, L.P.	413,000	(92,000)	98%

	$3,183,000	$(832,000)

			As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Chickasha Villa, L.P.	Chickasha, Oklahoma	Green Companies Development Group, Inc.	$876,000	$776,000	46	$1,171,000	$1,965,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	Fieser Holdings, Inc.	1,177,000	1,177,000	56	1,599,000	1,772,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	Fieser Holdings, Inc.	863,000	863,000	40	1,191,000	1,430,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc. and Robert B. Carlson Co., Inc.	295,000	295,000	12	403,000	962,000

Marfa Villa, LTD.	Marfa, Texas	Doublekaye Corp.	246,000	203,000	24	**	507,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	Marshall Senior Housing, LLC	818,000	818,000	90	1,123,000	3,068,000

Memphis 2004.0, L.P.	Memphis, Tennessee	Memphis 2004, LLC	5,774,000	5,249,000	144	7,699,000	6,449,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	Doublekaye Corp.	550,000	550,000	56	**	1,255,000

Sunflower, L.P.	Ruleville, Mississippi	SEMC, Inc.	277,000	277,000	24	370,000	792,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	SAH Wiedemann Park Limited, Inc.	400,000	400,000	58	540,000	2,704,000

			$11,276,000	$10,608,000	550	$14,096,000	$20,904,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 24% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

**   See detailed explanation in Note 2 to the audited financial statements.

	For the Year Ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Chickasha Villa, L.P.	$242,000	$(53,000)	99.98%

FDI-Bayshore Manor, LTD.	213,000	(45,000)	99.98%

FDI-Shady Oaks, LTD.	178,000	(31,000)	99.98%

Kettle River Townhomes, L.P.	70,000	(33,000)	99.98%

Marfa Villa, LTD.	100,000	(23,000)	99.98%

Marshall Senior Housing, L.P.	439,000	(116,000)	99.98%

Memphis 2004.0, L.P.	1,077,000	(424,000)	99.98%

Saltgrass Landing Apartments, LTD.	206,000	(68,000)	99.98%

Sunflower, L.P.	165,000	(29,000)	99.98%

Wiedemann Park Apartments, L.P.	419,000	(54,000)	98%

	$3,109,000	$(876,000)

			As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Chickasha Villa, L.P.	Chickasha, Oklahoma	Green Companies Development Group, Inc.	$876,000	$776,000	46	$1,171,000	$2,010,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	Fieser Holdings, Inc.	1,177,000	982,000	56	1,599,000	1,789,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	Fieser Holdings, Inc.	863,000	863,000	40	1,191,000	1,447,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc. and Robert B. Carlson Co., Inc.	295,000	295,000	12	403,000	964,000

Marfa Villa, LTD.	Marfa, Texas	Doublekaye Corp.	246,000	148,000	24	**	513,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	Marshall Senior Housing, LLC	818,000	818,000	90	1,123,000	3,088,000

Memphis 2004.0, L.P.	Memphis, Tennessee	Memphis 2004, LLC	5,774,000	5,249,000	144	7,699,000	5,984,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	Doublekaye Corp.	550,000	550,000	56	**	1,262,000

Sunflower, L.P.	Ruleville, Mississippi	SEMC, Inc.	277,000	277,000	24	370,000	801,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	SAH Wiedemann Park Limited, Inc.	400,000	400,000	58	540,000	2,761,000

			$11,276,000	$10,358,000	550	$14,096,000	$20,619,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 14% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

**   See detailed explanation in Note 2 to the audited financial statements.

	For the Year Ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Chickasha Villa, L.P.	$243,000	$(32,000)	99.98%

FDI-Bayshore Manor, LTD.	174,000	(79,000)	99.98%

FDI-Shady Oaks, LTD.	176,000	(26,000)	99.98%

Kettle River Townhomes, L.P.	69,000	(30,000)	99.98%

Marfa Villa, LTD.	95,000	9,000	99.98%

Marshall Senior Housing, L.P.	443,000	(109,000)	99.98%

Memphis 2004.0, L.P.	901,000	(625,000)	99.98%

Saltgrass Landing Apartments, LTD.	194,000	(32,000)	99.98%

Sunflower, L.P.	156,000	(59,000)	99.98%

Wiedemann Park Apartments, L.P.	403,000	(85,000)	98%

	$2,854,000	$(1,068,000)

			As of March 31, 2007		As of December 31, 2006
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Chickasha Villa, L.P.	Chickasha, Oklahoma	Green Companies Development Group, Inc.	$891,000	$672,000	46	$1,171,000	$2,049,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	Fieser Holdings, Inc.	1,247,000	470,000	56	1,599,000	1,440,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	Fieser Holdings, Inc.	917,000	824,000	40	1,191,000	1,465,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc. and Robert B. Carlson Co., Inc.	295,000	295,000	12	403,000	966,000

Marfa Villa, LTD.	Marfa, Texas	Doublekaye Corp.	246,000	148,000	24	**	520,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	Marshall Senior Housing, LLC	818,000	818,000	90	1,123,000	3,108,000

Memphis 2004.0, L.P.	Memphis, Tennessee	Memphis 2004, LLC	5,249,000	4,724,000	144	7,699,000	5,978,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	Doublekaye Corp.	550,000	550,000	56	**	1,267,000

Sunflower, L.P.	Ruleville, Mississippi	SEMC, Inc.	277,000	277,000	24	370,000	809,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	SAH Wiedemann Park Limited, Inc.	400,000	400,000	58	540,000	2,815,000

			$10,890,000	$9,178,000	550	$14,096,000	$20,417,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 4% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

**   See detailed explanation in Note 2 to the audited financial statements.

	For the Year Ended December 31, 2006
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Chickasha Villa, L.P.	$243,000	$(38,000)	99.98%

FDI-Bayshore Manor, LTD.	71,000	(55,000)	99.98%

FDI-Shady Oaks, LTD.	161,000	(28,000)	99.98%

Kettle River Townhomes, L.P.	64,000	(59,000)	99.98%

Marfa Villa, LTD.	88,000	(18,000)	99.98%

Marshall Senior Housing, L.P.	459,000	(127,000)	99.98%

Memphis 2004.0, L.P.	59,000	(347,000)	99.98%

Saltgrass Landing Apartments, LTD.	213,000	(58,000)	99.98%

Sunflower, L.P.	145,000	4,000	99.98%

Wiedemann Park Apartments, L.P.	419,000	(99,000)	98%

	$1,922,000	$(825,000)

			As of March 31, 2006		As of December 31, 2005
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Chickasha Villa, L.P.	Chickasha, Oklahoma	Green Companies Development Group, Inc.	$891,000	$672,000	46	$1,171,000	$2,085,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	Fieser Holdings, Inc.	917,000	504,000	40	1,191,000	1,470,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc. and Robert B. Carlson Co., Inc.	296,000	266,000	12	403,000	968,000

Marfa Villa, LTD.	Marfa, Texas	Doublekaye Corp., and Gary L. Kersch	246,000	148,000	24	**	559,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	Marshall Senior Housing, LLC, Harold W. Teasdale, and Thomas J. Cooper	818,000	565,000	90	1,123,000	3,232,000

Memphis 2004.0, L.P.	Memphis, Tennessee	Memphis 2004, LLC	5,249,000	150,000	144	7,699,000	N/A

Saltgrass Landing Apartments, LTD.	Rockport, Texas	Doublekaye Corp., and Gary L. Kersch	550,000	550,000	56	**	1,272,000

Sunflower, L.P.	Ruleville, Mississippi	SEMC, Inc.	296,000	148,000	24	370,000	830,000

			$9,263,000	$3,003,000	436	$11,957,000	$10,416,000
(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 1% of the anticipated Low Income Housing Tax Credits has been received from the Local Limited Partnerships and is no longer available to the Partnership’s Limited Partners.

N/A – The Local Limited Partnership was still under construction as of December 31, 2005, therefore there was no mortgage as of that date.

**   See detailed explanation in Note 2 to the audited financial statements.

	For the Year Ended December 31, 2005
Local Limited Partnership Name	Rental Income	Net Income ( Loss)	Low Income Housing Tax Credits Allocated to Partnership

Chickasha Villa, L.P.	$209,000	$7,000	99.98%

FDI-Shady Oaks, LTD.	91,000	(10,000)	99.98%

Kettle River Townhomes, L.P.	14,000	(6,000)	99.98%

Marfa Villa, LTD.	71,000	(15,000)	99.98%

Marshall Senior Housing, L.P.	418,000	(92,000)	99.98%

Memphis 2004.0, L.P.	N/A	N/A	99.98%

Saltgrass Landing Apartments, LTD.	130,000	(44,000)	99.98%

Sunflower, L.P.	79,000	13,000	99.98%

	$1,012,000	$(147,000)

N/A – The Local Limited Partnership was still under construction as of December 31, 2005, therefore there was no rental activity.

WNC Housing Tax Credit Fund VI, L.P., Series 12
March 31, 2011, 2010, 2009, 2008, 2007 and 2006

		Occupancy Rates
		As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006	2005	2004

Chickasha Villa, L.P.	Chickasha, Oklahoma	Green Companies Development Group, Inc.	98%	96%	96%	76%	85%	89%	*

FDI-Bayshore Manor, LTD.	Palacios, Texas	Fieser Holdings, Inc.	95%	96%	89%	93%	63%	*	*

FDI-Shady Oaks, LTD.	Prairie View, Texas	Fieser Holdings, Inc.	93%	90%	93%	88%	100%	85%	*

Kettle River Townhomes, L.P.	Sandstone, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc. and Robert B. Carlson Co., Inc.	83%	100%	100%	67%	100%	100%	*

Marfa Villa, LTD.	Marfa, Texas	Doublekaye Corp.	100%	96%	96%	83%	88%	83%	*

Marshall Senior Housing, L.P.	Marshall, Minnesota	Marshall Senior Housing, LLC	91%	90%	80%	77%	88%	90%	*

Memphis 2004.0, L.P.	Memphis, Tennessee	Memphis 2004, LLC	92%	93%	91%	93%	60%	**	*

Saltgrass Landing Apartments, LTD.	Rockport, Texas	Doublekaye Corp.	98%	98%	91%	91%	84%	89%	*

Sunflower, L.P.	Ruleville, Mississippi	SEMC, Inc.	100%	100%	100%	100%	100%	**	*

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	SAH Wiedemann Park Limited, Inc.	83%	95%	91%	97%	95%	*	*

		Weighted Average	93%	94%	90%	88%	80%	89%

*  The Partnership had not acquired its Local Limited Partnership Interest prior to the respective year-end.
**As of the respective year-end, the Local Limited Partnership was under construction.

Item 3.  Legal Proceedings

NONE

Item 4.  (Removed and Reserved)

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)
The Partnership Units are not traded on a public exchange but were sold through a public offering.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)
At March 31, 2011, 2010, 2009, 2008, 2007 and 2006, there were 679, 671, 671, 670, 667 and 670 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)
The Partnership was not designed to provide operating cash distributions to Limited Partners.  It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership.  There can be no assurance in this regard.  Any distributions would be made in accordance with the terms of the Partnership Agreement.  For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2011, 2010, 2009, 2008, 2007 and 2006.

Item 5b.  Use of Proceeds

NOT APPLICABLE

Item 5c.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2011	2010	2009	2008	2007	2006	2005

ASSETS
Cash and cash equivalents	$1,139,693	$1,200,840	$1,228,361	$1,493,843	$2,630,727	$8,665,859	$1,883,111
Investments in Local Limited Partnerships, net	7,118,320	8,026,278	9,012,662	9,845,862	10,552,797	9,465,751	1,525,688
Due from dealers	-	-	-	-	-	-	376,000
Prepaid acquisition fees and costs	-	-	-	-	-	200,643	204,306

Total Assets	$8,258,013	$9,227,118	$10,241,023	$11,339,705	$13,183,524	$18,332,253	$3,989,105

LIABILITIES
Payables to Local Limited Partnerships	$624,895	$649,499	$667,981	$918,378	$1,712,536	$6,261,462	$381,771
Accrued expenses	-	-	-	9,765	-	4,150	-
Accrued fees and expenses due to General Partner and affiliates	704,812	569,970	413,125	268,005	127,191	38,081	209,694

Total Liabilities	1,329,707	1,219,469	1,081,106	1,196,148	1,839,727	6,303,693	591,465

PARTNERS' EQUITY (DEFICIT)	6,928,306	8,007,649	9,159,917	10,143,557	11,343,797	12,028,560	3,397,640

Total Liabilities and Partners’ Equity (Deficit)	$8,258,013	$9,227,118	$10,241,023	$11,339,705	$13,183,524	$18,332,253	$3,989,105

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2011	2010	2009	2008	2007	2006	For the period from January 21, 2005 (date operations commenced) through March 31, 2005

Loss from operations (Note 1)	$(431,262)	$(430,204)	$(210,081)	$(224,101)	$(187,624)	$(872,360)	$(59,537)
Equity in losses of Local Limited Partnerships	(650,453)	(724,892)	(783,912)	(1,042,880)	(690,840)	(146,997)	-
Interest income	2,372	2,828	10,353	66,741	165,801	32,774	-
Net loss	$(1,079,343)	$(1,152,268)	$(983,640)	$(1,200,240)	$(712,663)	$(986,583)	$(59,537)

Net loss allocated to:
General Partner	$(1,079)	$(1,152)	$(984)	$(1,200)	$(713)	$(987)	$(60)

Limited Partners	$(1,078,264)	$(1,151,116)	$(982,656)	$(1,199,040)	$(711,950)	$(985,596)	$(59,477)

Net loss per Partnership Unit	$(71.79)	$(76.64)	$(65.43)	$(79.83)	$(47.40)	$(65.62)	$(14.56)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019	15,019	15,019	4,084

Note 1 - Loss from operations for the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the period from January 21, 2005 (date operations commenced) through March 31, 2005, include a charge for impairment losses on investments in Local Limited Partnerships of  $208,217, $212,204, $0, $0, $0, $737,778 and $0, respectively  (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2011	2010	2009	2008	2007	2006	For the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

Net cash and cash equivalents provided by (used in):

Operating activities	$(36,543)	$(9,039)	$(15,085)	$42,507	$110,974	$(241,828)	$69,568
Investing activities	(24,604)	(18,482)	(250,397)	(1,179,391)	(6,174,006)	(3,008,927)	(1,349,299)
Financing activities	-	-	-	-	27,900	10,033,503	3,161,742

Net change in cash and cash equivalents	(61,147)	(27,521)	(265,482)	(1,136,884)	(6,035,132)	6,782,748	1,882,011

Cash and cash equivalents, beginning of period	1,200,840	1,228,361	1,493,843	2,630,727	8,665,859	1,883,111	1,100

Cash and cash equivalents, end of period	$1,139,693	$1,200,840	$1,228,361	$1,493,843	$2,630,727	$8,665,859	$1,883,111

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2010	2009	2008	2007	2006	2005

Federal	$96	$96	$96	$94	$30	$11
State	-	-	-	-	-	-

Total	$96	$96	$96	$94	$30	$11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-K contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, changes in law rules and regulations, and legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission.  The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership’s most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership’s reported financial results, and certain of the Partnership’s risks and uncertainties.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and are being amortized over 27.5 years (See Notes 2 and 3 to the financial statements).

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income.

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

Certain Risks and Uncertainties

See Item 1A for a discussion of risks regarding the Partnership.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Financial Condition

For the year ended March 31, 2011

The Partnership’s assets at March 31, 2011 consisted of $1,140,000 in cash and cash equivalents and aggregate investments in 10 Local Limited Partnerships of $7,118,000 (See “Method of Accounting for Investments in Local Limited Partnerships”).  Liabilities at March 31, 2011 consisted of $705,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below) and $625,000 of payables to Local Limited Partnerships.

For the year ended March 31, 2010

The Partnership’s assets at March 31, 2010 consisted of $1,201,000 in cash and cash equivalents and aggregate investments in 10 Local Limited Partnerships of $8,026,000 (See “Method of Accounting for Investments in Local Limited Partnerships”).  Liabilities at March 31, 2010 consisted of $570,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below) and $649,000 of payables to Local Limited Partnerships.

For the year ended March 31, 2009

The Partnership’s assets at March 31, 2009 consisted of $1,228,000 in cash and cash equivalents and aggregate investments in 10 Local Limited Partnerships of $9,013,000 (See “Method of Accounting for Investments in Local Limited Partnerships”).  Liabilities at March 31, 2009 consisted of $413,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below) and $668,000 of payables to Local Limited Partnerships.

For the year ended March 31, 2008

The Partnership’s assets at March 31, 2008 consisted of $1,494,000 in cash and cash equivalents and aggregate investments in 10 Local Limited Partnerships of $9,846,000 (See “Method of Accounting for Investments in Local Limited Partnerships”).  Liabilities at March 31, 2008 consisted of $268,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below), $918,000 of payables to Local Limited Partnerships and accrued expenses of $10,000.

For the year ended March 31, 2007

The Partnership’s assets at March 31, 2007 consisted of $2,631,000 in cash and cash equivalents and aggregate investments in 10 Local Limited Partnerships of $10,553,000 (See “Method of Accounting for Investments in Local Limited Partnerships”).  Liabilities at March 31, 2007 consisted of $127,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below) and $1,713,000 of payables to Local Limited Partnerships.

For the year ended March 31, 2006

The Partnership’s assets at March 31, 2006 consisted of $8,666,000 in cash and cash equivalents, aggregate investments in 8 Local Limited Partnerships of $9,466,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and $201,000 of prepaid acquisition costs and fees.  Liabilities at March 31, 2006 consisted of $38,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below), accrued expenses of $4,000 and $6,261,000 of payables to Local Limited Partnerships.

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The Partnership’s net loss for the year ended March 31, 2011 was $(1,079,000), reflecting a decrease of $73,000 from the net loss experienced for the year ended March 31, 2010 of $(1,152,000). The decrease in net loss was partially due to a decrease of $4,000 in impairment loss for the year ended March 31, 2011 compared to the year ended March 31, 2010.   The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships.  Reporting fees decreased by $(4,000) for the year ended March 31, 2011. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was also a $74,000 decrease in equity in losses of Local Limited Partnerships for the year ended March 31, 2011.  The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(1,152,000), reflecting an increase of $(168,000) from the net loss experienced for the year ended March 31, 2009 of $(984,000).  The increase in net loss was largely due to an increase of $(212,000) in impairment loss for the year ended March 31, 2010 compared to the year ended March 31, 2009.   The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships.  The accounting and legal fees increased by $(8,000) due to the timing of legal and accounting work. Reporting fees decreased by $(3,000) for the year ended March 31, 2010. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was also a $59,000 decrease in equity in losses of Local Limited Partnerships.  The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.   Interest income decreased by $(8,000) due to the fact that interest rates declined for the year ended March 31, 2010 compared to the year ended March 31, 2009.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The Partnership’s net loss for the year ended March 31, 2009 was $(984,000), reflecting a decrease of $216,000 from the net loss experienced for the year ended March 31, 2008 of $(1,200,000). The decrease in net loss was largely due to a $259,000 decrease in equity in losses of Local Limited Partnerships.  The equity in losses of Local Limited Partnerships can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  The accounting and legal fees decreased by $10,000 for the year ended March 31, 2009 compared to the year ended March 31, 2008 due to the timing of the accounting work performed.  Reporting fees increased by $1,000 for the year ended March 31, 2009. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was also a $(56,000) decrease of interest income for the year ended March 31, 2009 due to the fact that interest rates declined significantly for the year ended March 31, 2009 compared to the year ended March 31, 2008.  Asset management expenses decreased by $4,000 due to the fact that the Housing Complexes are inspected once every two years, therefore this expense will vary from period to period depending on the number of visits completed each year.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007  The Partnership’s net loss for the year ended March 31, 2008 was $(1,200,000), reflecting an increase of $(487,000) from the net loss experienced for the year ended March 31, 2007 of $(713,000).  There was a $(352,000) increase in equity in losses of Local Limited Partnerships for the year ended March 31, 2008.  The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.   There was also a $2,000 decrease in accounting and legal fees for the year ended March 31, 2008 compared to the year ended March 31, 2007 due to the timing of the accounting work performed.  The asset management fees increased by $(56,000) for the year ended March 31, 2008 as some of the Local Limited Partnerships were being acquired during the year ended March 31, 2007.  Therefore, a full year of asset management fees was not incurred during the year ended March 31, 2007.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. Reporting fees increased by $17,000 for the year ended March 31, 2008. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Interest income decreased by $(99,000) due to the fact that interest rates and the cash balances being maintained by the Partnership declined significantly for the year ended March 31, 2008 compared to the year ended March 31, 2007.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006  The Partnership’s net loss for the year ended March 31, 2007 was $(713,000), reflecting a decrease of $274,000 from the net loss experienced for the year ended March 31, 2006 of $(987,000). The decrease in net loss was partially due to an decrease of $(738,000) in impairment loss for the year ended March 31, 2007 compared to the year ended March 31, 2006.   During the year ended March 31, 2006 it was determined that two of the Local Limited Partnerships were not going to deliver any Low Income Housing Tax Credits since the rehabilitation work on the two underlying Housing Complexes had not been completed.  Therefore, the two Local Limited Partnerships were impaired to a net carrying value of zero as of March 31, 2006.  No such triggering events occurred during the year ended March 31, 2007. The amortization expense increased by $(20,000) for the year ended March 31, 2007. The amortization expense is calculated on the acquisition costs and that are incurred as Local Limited Partnerships are being acquired. The accounting and legal fees decreased by $5,000 for the year ended March 31, 2007 compared to the year ended March 31, 2006 due to the timing of the accounting work performed.  Reporting fees decreased by $(5,000) for the year ended March 31, 2007. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  There was a $(544,000) increase of equity in losses of Local Limited Partnerships.  The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  The asset management fees increased by $(57,000) for the year ended March 31, 2007 as some of the Local Limited Partnerships were being acquired during the year ended March 31, 2006.  Therefore, a full year of asset management fees were not incurred for the year ended March 31, 2006.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable.   Interest income increased by $133,000 due to higher interest rates and higher average balances during the year ended March 31, 2007 compared to the year ended March 31, 2006. The organization costs decreased by $26,000 for the year ended March 31, 2007 compared to the year ended March 31, 2006 due to the fact that the organization costs are incurred during the initial years of the Partnership.

Year Ended March 31, 2006 Compared to the Period Ended March 31, 2005. The Partnership’s net loss for the year ended March 31, 2006 was $(987,000), reflecting an increase of $(927,000) from the net loss of $(60,000) experienced for the period ended March 31, 2005. The equity in losses increased by $(147,000) for the year ended March 31, 2006. The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.   During the period ended March 31, 2005, the Local Limited Partnerships were in the lease-up phase, therefore no equity in losses was recorded.  The amortization expense increased by $(26,000) for the year ended March 31, 2006. The amortization expense is calculated on the acquisition costs and that are incurred as Local Limited Partnerships are being acquired. The majority of those Local Limited Partnerships were acquired during the year ended March 31, 2006 compared to only three during the period ended March 31, 2005.  The accounting and legal fees increased by $(19,000) for the year ended March 31, 2006 compared to the period ended March 31, 2005 due to the timing of the accounting work performed.   The asset management fees increased by $(49,000) for the year ended March 31, 2006 as not all Local Limited Partnerships had been acquired as of March 31, 2005.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable.  The asset management expenses increased by $9,000 for the year ended March 31, 2006 due to the timing of the necessary property inspections.  Reporting fees increased by $5,000 for the year ended March 31, 2006. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Interest income increased by $33,000 due to the fact that the cash balances being maintained by the Partnership increased for the year ended March 31, 2006 compared to the period ended March 31, 2005. The organization costs decreased by $24,000 for the year ended March 31, 2006 compared to the year ended March 31, 2005 due to the fact that the maximum allowable amounts of $75,000 was reached during the year ended March 31, 2006 and no further expense could be recorded.

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010   The net decrease in cash and cash equivalents during the year ended March 31, 2011 was $(61,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2010 of $(28,000).  During the year ended March 31, 2011, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $25,000 compared to $18,000 paid during the year ended March 31, 2010.  Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid.  The Partnership paid accrued asset management fees of $25,000 during the year ended March 31, 2011 compared to $22,000 paid during the year ended March 31, 2010.  For the year ended March 31, 2011, the Partnership reimbursed the General Partner or an affiliate $24,000 for operating expenses paid on its behalf compared to $4,000 reimbursed during the year ended March 31, 2010.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership also collected $(4,000) less in reporting fees for the year ended March 31, 2011 compared to the year ended March 31, 2010. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009   The net decrease in cash and cash equivalents during the year ended March 31, 2010 was $(28,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2009 of $(265,000).  During the year ended March 31, 2010, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $18,000 compared to $250,000 paid during the year ended March 31, 2009.  Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid.  The Partnership paid accrued asset management fees of $22,000 during the year ended March 31, 2010, compared to $16,000 paid during the year ended March 31, 2009.  For the year ended March 31, 2010 the Partnership reimbursed the General Partner or an affiliate $4,000 for operating expenses paid on its behalf compared to $17,000 reimbursed during the year ended March 31, 2009.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership also collected $(3,000) less in reporting fees for the year ended March 31, 2010 compared to the year ended March 31, 2009. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The net decrease in cash and cash equivalents during the year ended March 31, 2009 was $(265,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2008 of $(1,137,000). The Partnership paid accrued asset management fees of $16,000 during the year ended March 31, 2009 compared to $28,000 paid during the year ended March 31, 2008.  For the year ended March 31, 2009, the Partnership reimbursed the General Partner or an affiliate $17,000 for operating expenses paid on its behalf compared to $13,000 reimbursed during the year ended March 31, 2008. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  Additionally, the Partnership received $56,000 less interest income during the year ended March 31, 2009 due to the fact that interest rates decreased significantly.  During the year ended March 31, 2009, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $250,000 compared to $1,181,000 paid during the year ended March 31, 2008.  Certain benchmarks must be met by the Local Limited Partnership in order for capital contributions to be paid.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007 The net decrease in cash and cash equivalents during the year ended March 31, 2008 was $(1,137,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2007 of $(6,035,000). During the year ended March 31, 2008, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $1,181,000 compared to $6,176,000 of capital contributions paid during the year ended March 31, 2007.  Certain benchmarks must be met by the Local Limited Partnership in order for capital contributions to be paid. During the year ended March 31, 2007, the Partnership received $30,000 of capital contributions compared to no capital contributions received during the year ended March 31, 2008. For the year ended March 31, 2008, the Partnership reimbursed the General Partner or an affiliate $13,000 for operating expenses paid on its behalf compared to $27,000 reimbursed during the year ended March 31, 2007.  Additionally, the Partnership received $99,000 less of interest income during the year ended March 31, 2008 due to the fact that interest rates and average cash balances decreased significantly for the year ended March 31, 2008.  The Partnership received $17,000 more in reporting fees from Local Limited Partnerships during the year ended March 31, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006 The net decrease in cash and cash equivalents during the year ended March 31, 2007 was $(6,035,000) compared to a net increase in cash and cash equivalents for the year ended March 31, 2006 of $6,783,000. The change was mainly due to the fact that during the year ended March 31, 2006, the Partnership received capital contributions and collected on investor promissory notes totaling $11,429,000 compared to $30,000 collections on investor promissory notes during the year ended March 31, 2007. The Partnership paid $2,000 of offering expenses to the General Partner during the year ended March 31, 2007 compared to $1,395,000 paid during the year ended March 31, 2006. During the year ended March 31, 2007, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $6,176,000 compared to $2,024,000 of capital contributions paid during the year ended March 31, 2006.  Certain benchmarks must be met by the Local Limited Partnership in order for capital contributions to be paid.  The Partnership paid $985,000 of acquisition fees and costs during the year ended March 31, 2006 compared to no such payments during the year ended March 31, 2007. For the year ended March 31, 2007, the Partnership reimbursed the General Partner or an affiliate $27,000 for operating expenses paid on its behalf compared to $33,000 reimbursed during the year ended March 31, 2006. During the year ended March 31, 2007, the Partnership paid $28,000 in accrued asset management fees compared to $20,000 of asset management fees paid during the year ended March 31, 2006.  Each year, the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. Interest income increased by $133,000 for the year ended March 31, 2007 because the cash balances maintained by the Partnership were significantly higher during the year ended March 31, 2007 than the balances maintained during the year ended March 31, 2006.

Year Ended March 31, 2006 Compared to Period Ended March 31, 2005. The net increase in cash and cash equivalents during the year ended March 31, 2006 was $6,783,000, compared to a net increase in cash and cash equivalents during the year ended March 31, 2005 of $1,882,000. The change was mainly due to the fact that during the year ended March 31, 2006, the Partnership received $11,429,000 of capital contributions and collections on investor promissory notes compared to $3,551,000 of capital contributions received during the period ended March 31, 2005. The Partnership paid $1,395,000 of offering expenses to the General Partner during the year ended March 31, 2006 compared to $389,000 paid during the period ended March 31, 2005. The Partnership paid $2,024,000 of capital contributions to Local Limited Partnerships during the year ended March 31, 2006 compared to $979,000 of capital contributions paid during the period ended March 31, 2005. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership paid $985,000 of acquisition fees and costs during the year ended March 31, 2006 compared to $371,000 was paid during the period ended March 31, 2005. For the year ended March 31, 2006, the Partnership reimbursed the General Partner or an affiliate $33,000 for operating expenses paid on its behalf compared to no reimbursements during the period ended March 31, 2005. Additionally, during the year ended March 31, 2006, the Partnership paid $20,000 of accrued asset management fees compared to no asset management fees paid during the period ended March 31, 2005.  Each year, the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $135,000, $57,000, $145,000, $141,000, $89,000, $(172,000) and $210,000, for the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the period ended March 31, 2005, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

Other Matters

During the period from January 21, 2005 (date operations commenced) through March 31, 2005, the Partnership acquired a Local Limited Partnership Interest in Marfa Villa, LTD (“Marfa”). During the year ended March 31, 2006, the Partnership acquired a Local Limited Partnership Interest in Saltgrass Landing Apartments, LTD (“Saltgrass”).  The Partnership acquired the Local Limited Partnership Interests in Marfa and Saltgrass for $246,409 and $733,552, respectively.  Upon acquisition, it was expected that Marfa and Saltgrass would generate Low Income Housing Tax Credits amounting to $324,320 and $940,640, respectively.  Marfa and Saltgrass are managed by the same third party management company and have the same Local General Partner.  Both Housing Complexes were acquisition rehabilitation projects.  Additionally, both Housing Complexes have not delivered any Low Income Housing Tax Credits to date due to the fact that the rehabilitation work on the Housing Complexes was not completed within the allowable timeframe required by the Texas Department of Housing Community Affairs (“TDHCA”).

During 2010 TDHCA notified the Local General Partner and the Partnership that the Low Income Housing Tax Credits for both of these Housing Complexes were forfeited and could not be claimed.  TDHCA has stated that the proper paperwork was not filed with the agency as proof that the rehabilitation work was completed on the Housing Complexes, and therefore Form 8609’s were not and will not be issued for either Housing Complex.  After multiple conversations between the Local General Partner and the Partnership, a draft settlement structure was agreed to by all parties.  Upon the settlement agreement being routed for signatures, the Local General Partner decided that he did not agree to the terms of the agreement and accordingly, refused to sign the agreement.  The Partnership called for an all partners meeting, which took place on July 12, 2011.   At the meeting, a vote was taken to remove the Local General Partner.  In accordance with the Local Limited Partnership Agreements, the limited partner has the right to remove the Local General Partner for nonperformance.  The limited partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes.  The Local General Partner has challenged such removal.  Even though a majority was in favor of removal, since the Local General Partner is contesting the removal, he is still legally the Local General Partner.  While the Local General Partner challenges this proposed removal, he remains the active Local General Partner and his management company continues to manage the Housing Complexes. Currently, the Partnership is consulting with legal counsel in regards to further actions that will be taken.

Management of the Partnership deems the Partnership’s investments in Marfa and Saltgrass to be impaired due to the loss of all Low Income Housing Tax Credit associated with these Housing Complexes.  As of March 31, 2006, the Partnership had paid $147,875 of the $246,409 of capital contributions to be paid to Marfa per the Local Limited Partnership Agreement, with the balance of $98,534 being fully paid to the Local Limited Partnership as of March 31, 2011.  As of March 31, 2006, the Partnership had recorded $14,898 of equity in losses of Marfa, and therefore an impairment loss of $231,511 was recorded against the Partnership’s investment in Marfa during the year ended March 31, 2006, thus reducing the Partnership’s investment in this Local Limited Partnership to $0. As of March 31, 2006, the Partnership had paid $550,247 of the $733,552 of capital contributions to be paid to Saltgrass per the Local Limited Partnership Agreement.  As a result of the Low Income Housing Tax Credits not being delivered for this Housing Complex, management of the Partnership had deemed that the Partnership is not liable to fund, and will not fund, the remaining capital contributions of $183,305. As of March 31, 2006, the Partnership had recorded $43,980 of equity in losses of Saltgrass, and therefore an impairment loss of $506,267 was recorded against the Partnership’s investment in Saltgrass during the year ended March 31, 2006, thus reducing the Partnership’s investment in this Local Limited Partnership to $0.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees(1)	$871,540	$166,728	$166,728	$166,728	$166,728	$8,169,672	$9,708,124
Payables to Local Limited Partnerships	624,895	-	-	-	-	-	624,895
Total contractual cash obligations	$1,496,435	$166,728	$166,728	$166,728	$166,728	$8,169,672	$10,333,019

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2065. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2065. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column.  The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees and payables to Local Limited Partnerships, see Notes 3 and 5 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See footnote 1 to the audited financial statements.

Item 7A.  Quantitative and Qualitative Disclosures Above Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 12

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 12 (the Partnership) as of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005 and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the six-year period ended March 31, 2011 and for the period January 21, 2005 (date operations commenced) through March 31, 2005. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain local limited partnerships for which investments represent $3,683,462, $4,123,035, $4,558,967, $5,012,257, $5,170,963, $5,533,317 and $0 of the total Partnership assets as of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, respectively, and $(439,573), $(435,932), $(453,290), $(683,601), $(343,398), $12,959 and $0 of the total Partnership loss for the years ended March 31, 2011, 2010, 2009, 2008, 2007 and 2006 and for the period January 21, 2005 (date operations commenced) through March 31, 2005, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 12 as of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the six-year period ended March 31, 2011 and for the period January 21, 2005 (date operations commenced) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/Reznick Group, P.C.

Bethesda, Maryland
August 26, 2011

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
SUNFLOWER L P.

We have audited the accompanying balance sheets of SUNFLOWER L. P., RHS PROJECT NO. 28-067-342016504, as of December 31, 2006 and 2005 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUNFLOWER L. P. as of December 31, 2006 and 2005 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2007 on our consideration of SUNFLOWER L. P.'s internal control over financial reporting and and on its compliance with laws and regulations applicable to be financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
January 28, 2007

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002   Telephone (504) 837-0770. Fax (504) 837-7102
Member of
IGAF Worldwide - Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board
AICPA Centers . Center for Public Company Audit Firms (SEC)
Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
SUNFLOWER L P.
Ruleville, Mississippi

and

USDA Rural Development Servicing Office
Greenville, Mississippi

We have audited the accompanying balance sheets of SUNFLOWER L. P., RHS PROJECT NO. 28-067-342016504, as of December 31, 2007 and 2006 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUNFLOWER L. P. as of December 31, 2007 and 2006 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2008 on our consideration of SUNFLOWER L. P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
February 15, 2008

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002   Telephone (504) 837-0770. Fax (504) 837-7102
Member of
IGAF Worldwide - Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board
AICPA Centers . Center for Public Company Audit Firms (SEC)
Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
SUNFLOWER L. P.
Ruleville, Mississippi

and

USDA Rural Development Servicing Office
Greenville, Mississippi

We have audited the accompanying balance sheets of SUNFLOWER L. P., RHS PROJECT NO. 28067-194254700, as of December 31, 2009 and 2008 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUNFLOWER L. P. as of December 31, 2009 and 2008 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2010 on our consideration of SUNFLOWER L. P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
January 18, 2008

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002   Telephone (504) 837-0770. Fax (504) 837-7102
Member of
IGAF Worldwide - Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board
AICPA Centers . Center for Public Company Audit Firms (SEC)
Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Sunflower, L.P.
Ruleville, Mississippi

and

USDA Rural Development Servicing Office
Greenville, Mississippi

We have audited the accompanying balance sheets of Sunflower, L.P., RHS Project No. 28-067194254700, as of December 31, 2010 and 2009 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunflower, L.P. as of December 31, 2010 and 2009 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2011 on our consideration of Sunflower, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
January 18, 2008

3421 N. Causeway Blvd., Suite 701. Metairie, LA 70002   Telephone (504) 837-0770. Fax (504) 837-7102
Member of
IGAF Worldwide - Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board
AICPA Centers . Center for Public Company Audit Firms (SEC)
Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

Report of Independent Auditors

To the Partners of
Memphis 2004.0 LP:

We have audited the accompanying balance sheet of Memphis 2004.0 LP as of December 31, 2005, and the related statements of changes in partners’ capital and cash flows for the period November 16, 2002 (date of inception) through December 31, 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Memphis 2004.0 LP as of December 31, 2005, and the results of its operations and its cash flows for the period November 16, 2002 (date of inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Novogradac  & Company LLP
Alpharetta, Georgia
August 22, 2006

2325 LAKEVIEW PARKWAY    SUITE 450    ALPHARETTA    GEORGIA    30004    TELEPHONE (678) 867-2333    FACSIMILE (678) 867-2366    http://www.novoco.com

Report of Independent Auditors

To the Partners of
Memphis 2004.0 LP:

We have audited the accompanying balance sheet of Memphis 2004.0 LP as of December 31, 2006, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Memphis 2004.0 LP at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Novogradac  & Company LLP
Alpharetta, Georgia
August 23, 2007

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners

MEMPHIS 2004.0 L.P.

We have audited the accompanying balance sheet of MEMPHIS 2004.0 L.P., as of December 31, 2007 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEMPHIS 2004.0 L.P. as of December 31, 2007 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
October 27, 2008

3421 N. Causeway Blvd., Suite 701 • Metairie, LA 70002 • Telephone (504) 837-0770 • Fax (504) 837-7102

Member of
IGAF Worldwide Member Firms in Principal Cities • PCAOB - Public Company Accounting Oversight Board
AICPA: Center for Public Company Audit Firms (SEC) • Governmantal Audit Quality Center • Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
MEMPHIS 2004.0 L.P.

We have audited the accompanying balance sheet of MEMPHIS 2004.0 L.P., as of December 31, 2008 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEMPHIS 2004.0 L.P. as of December 31, 2008 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.Pailet

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
May 18, 2009

3421 N. Causeway Blvd., Suite 701 • Metairie, LA 70002 • Telephone (504) 837-0770 • Fax (504) 837-7102
201 St. Charles Ave., Ste. 2500 • New Orleans, LA 70170 • Telephone (504) 599-5905 • Fax (504) 837-7102
www.pmlcpa.com

Member of
IGAF Worldwide Member Firms in Principal Cities • PCAOB - Public Company Accounting Oversight Board
AICPA: Center for Public Company Audit Firms (SEC) • Governmantal Audit Quality Center • Private Companies Practice Section (PCPS)

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
MEMPHIS 2004.0 L.P.

We have audited the accompanying balance sheet of MEMPHIS 2004.0 L.P., as of December 31, 2009 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEMPHIS 2004.0 L.P. as of December 31, 2009 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.Pailet

/s/ Pailet, Meunier and LeBlanc, L.L.P.

Metairie, Louisiana
April 20, 2010

Report of Independent Auditors

To the Partners of
Memphis 2004.0 LP:

We have audited the accompanying balance sheet of Memphis 2004.0 LP as of December 31, 2010, and the related statements of changes in partners’ capital and cash flows for the year then ended December 31, 2010.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Memphis 2004.0 LP as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Novogradac & Company LLP

Alpharetta, Georgia
August 15, 2011

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2011	2010	2009	2008	2007	2006	2005
ASSETS
Cash and cash equivalents	$1,139,693	$1,200,840	$1,228,361	$1,493,843	$2,630,727	$8,665,859	$1,883,111
Investments in Local Limited Partnerships, net (Notes 2 and 3)	7,118,320	8,026,278	9,012,662	9,845,862	10,552,797	9,465,751	1,525,688
Due from dealers (Note 6)	-	-	-	-	-	-	376,000
Prepaid acquisition fees and costs (Note 3)	-	-	-	-	-	200,643	204,306

Total Assets	$8,258,013	$9,227,118	$10,241,023	$11,339,705	$13,183,524	$18,332,253	$3,989,105

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$624,895	$649,499	$667,981	$918,378	$1,712,536	$6,261,462	$381,771
Accrued expenses	-	-	-	9,765	-	4,150	-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	704,812	569,970	413,125	268,005	127,191	38,081	209,694

Total Liabilities	1,329,707	1,219,469	1,081,106	1,196,148	1,839,727	6,303,693	591,465

Partners’ Equity (Deficit)
General Partner	(6,075)	(4,996)	(3,844)	(2,860)	(1,660)	(947)	40
Limited Partners (25,000 Partnership Units authorized; 15,019, 15,019, 15,019, 15,019, 15,019, 15,019 and 4,084 Partnership Units issued and outstanding as of March 31, 2011, 2010, 2009, 2008, 2007, 2006, and 2005, respectively)	6,934,381	8,012,645	9,163,761	10,146,417	11,345,457	12,029,507	3,397,600

Total Partners’ Equity (Deficit)	6,928,306	8,007,649	9,159,917	10,143,557	11,343,797	12,028,560	3,397,640

Total Liabilities and Partners’ Equity (Deficit)	$8,258,013	$9,227,118	$10,241,023	$11,339,705	$13,183,524	$18,332,253	$3,989,105

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,						For the Period January 21, 2005 (Date Operations Commenced) through March 31,
	2011	2010	2009	2008	2007	2006	2005

Reporting fees	$10,050	$14,362	$17,205	$16,525	$-	$5,000	$-

Operating expenses and loss:
Amortization (Notes 2 and 3)	49,288	49,288	49,288	49,288	47,837	27,443	1,076
Asset management fees (Note 3)	166,728	166,728	166,728	166,467	110,611	54,048	5,374
Impairment loss (Note 2)	208,217	212,204	-	-	-	737,778	-
Accounting and legal fees	12,979	12,027	3,836	13,517	15,730	20,863	1,978
Asset management expenses	899	873	4,114	7,994	9,532	8,758	-
Organizations costs	-	-	-	-	-	25,528	49,472
Other	3,201	3,446	3,320	3,360	3,914	2,942	1,637
Total operating expenses and loss	441,312	444,566	227,286	240,626	187,624	877,360	59,537

Loss from operations	(431,262)	(430,204)	(210,081)	(224,101)	(187,624)	(872.360)	(59,537)

Equity in losses of Local Limited Partnerships (Note 2)	(650,453)	(724,892)	(783,912)	(1,042,880)	(690,840)	(146,997)	-

Interest income	2,372	2,828	10,353	66,741	165,801	32,774	-

Net loss	$(1,079,343)	$(1,152,268)	$(983,640)	$(1,200,240)	$(712,663)	$(986,583)	$(59,537)

Net loss allocated to:
General Partner	$(1,079)	$(1,152)	$(984)	$(1,200)	$(713)	$(987)	$(60)
Limited Partners	$(1,078,264)	$(1,151,116)	$(982,656)	$(1,199,040)	$(711,950)	$(985,596)	$(59,477)

Net loss per Partnership Unit	$(71.79)	$(76.64)	$(65.43)	$(79.83)	$(47.40)	$(65.62)	$(14.56)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019	15,019	15,019	4,084

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

	General Partner	Limited Partners	Total

Contributions from General Partner and initial Limited Partner	$100	$1,000	$1,100

Sale of Partnership Units	-	4,084,000	4,084,000

Sale of Partnership Units issued for promissory notes receivable (Note 6)	-	(157,500)	(157,500)

Offering expenses	-	(470,423)	(470,423)

Net loss	(60)	(59,477)	(59,537)

Partners’ equity at March 31, 2005	40	3,397,600	3,397,640

Sale of Partnership Units (net of discounts of $9,635)	-	10,925,365	10,925,365

Sale of Partnership Units issued for promissory notes Receivable (Note 6)	-	(30,000)	(30,000)

Collection of promissory notes (Note 6)		157,500	157,500

Offering expenses	-	(1,395,362)	(1,395,362)

Syndication costs	-	(40,000)	(40,000)

Net loss	(987)	(985,596)	(986,583)

Partners’ equity (deficit) at March 31, 2006	(947)	12,029,507	12,028,560

Collection of promissory notes (Note 6)	-	30,000	30,000

Offering expenses	-	(2,100)	(2,100)

Net loss	(713)	(711,950)	(712,663)

Partners’ equity (deficit) at March 31, 2007	(1,660)	11,345,457	11,343,797

Net loss	(1,200)	(1,199,040)	(1,200,240)

Partners’ equity (deficit) at March 31, 2008	(2,860)	10,146,417	10,143,557

Net loss	(984)	(982,656)	(983,640)

Partners’ equity (deficit) at March 31, 2009	(3,844)	9,163,761	9,159,917

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT) - CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

	General Partner	Limited Partners	Total

Net loss	(1,152)	(1,151,116)	(1,152,268)

Partners’ equity (deficit) at March 31, 2010	(4,996)	8,012,645	8,007,649

Net loss	(1,079)	(1,078,264)	(1,079,343)

Partners’ equity (deficit) at March 31, 2011	$(6,075)	$6,934,381	$6,928,306

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,

	2011	2010		2009

Cash flows from operating activities:
Net loss	$(1,079,343)	$	$(1,152,268)	$(983,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	49,288		49,288	49,288
Impairment loss	208,217		212,204	-
Equity in losses of Local Limited Partnerships	650,453		724,892	783,912
Decrease in accrued expenses	-		-	(9,765)
Increase in accrued fees and expenses due to General Partner and affiliates	134,842		156,845	145,120

Net cash used in operating activities	(36,543)		(9,039)	(15,085)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(24,604)		(18,482)	(250,397)

Net cash used in investing activities	(24,604)		(18,482)	(250,397)

Net decrease in cash and cash equivalents	(61,147)		(27,521)	(265,482)

Cash and cash equivalents, beginning of year	1,200,840		1,228,361	1,493,843

Cash and cash equivalents, end of year	$1,139,693		$1,200,840	$1,228,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800		$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS - CONTINUED

	For The Years Ended March 31,

	2008	2007	2006

Cash flows from operating activities:
Net loss	$(1,200,240)	$(712,663)	$(986,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	49,288	47,837	27,443
Impairment loss	-	-	737,778
Equity in losses of Local Limited Partnerships	1,042,880	690,840	146,997
Increase (decrease) in accrued expenses	9,765	(4,150)	4,150
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	140,814	89,110	(171,613)

Net cash provided by (used in) operating activities	42,507	110,974	(241,828)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(1,180,715)	(6,176,006)	(2,024,053)
Capitalized acquisition costs and fees	-	-	(784,231)
Distributions received from Local Limited Partnerships	1,324	2,000	-
Prepaid acquisition costs and fees	-	-	(200,643)

Net cash used in investing activities	(1,179,391)	(6,174,006)	(3,008,927)

Cash flows from financing activities:
Capital contributions received	-	-	11,271,365
Collection of promissory notes	-	30,000	157,500
Offering expenses	-	(2,100)	(1,395,362)

Net cash provided by financing activities	-	27,900	10,033,503

Net increase (decrease) in cash and cash equivalents	(1,136,884)	(6,035,132)	6,782,748

Cash and cash equivalents, beginning of year	2,630,727	8,665,859	1,883,111

Cash and cash equivalents, end of year	$1,493,843	$2,630,727	$8,665,859

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS - CONTINUED

	For The Years Ended March 31,

	2008	2007	2006
SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

The Partnership increased (decreased) its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$386,557	$(19,722)	$(183,830)

The Partnership decreased its prepaid acquisition fees and costs and increased its investment in Local Limited Partnerships for purchases of Local Limited Partnerships	$-	$200,643	$204,306

The Partnership decreased its investment in Local Limited Partnerships and Limited Partners’ equity for syndication costs	$-	$-	$40,000

The Partnership increased its investment in Local Limited Partnerships for unpaid payables due to Local Limited Partnerships	$-	$777,026	$6,062,996

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS - CONTINUED

For the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

Cash flows from operating activities:
Net loss	$(59,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	1,076
Increase in accrued fees and expenses due to General Partner and affiliates	128,029

Net cash provided by operating activities	69,568

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(978,680)
Prepaid acquisition costs and fees	(204,306)
Capitalized acquisition costs and fees	(166,313)

Net cash used in investing activities	(1,349,299)

Cash flows from financing activities:
Capital contributions received	3,550,500
Offering expenses	(388,758)

Net cash provided by financing activities	3,161,742

Net increase in cash and cash equivalents	1,882,011

Cash and cash equivalents, beginning of period	1,100

Cash and cash equivalents, end of period	$1,883,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$1,600

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS - CONTINUED

For the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES
The Partnership increased due from dealers and Limited Partners’ equity for unpaid subscriptions	$376,000
Prepaid acquisition fees and expenses included within due to General Partner and affiliates	$89,280
Offering expenses included within due to General Partner and affiliates	$1,076

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 12 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 17, 2003, and commenced operations on January 21, 2005.  The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC National Partners, LLC (the “General Partner”). The general partner of the General Partner is WNC & Associates, Inc. (“Associates”).  The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

The Partnership shall continue in full force and effect until December 31, 2065 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded, and 15,019 Partnership Units representing subscriptions in the amount of $15,009,365, net of dealer discounts of $5,600 and volume discounts of $4,035, had been accepted.  The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors (the “Limited Partners”) in the Partnership will be allocated the remaining 99.9% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement).  The General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

An investment in the Partnership and the Partnership’s investments in Local Limited Partnerships and their Housing Complexes are subject to risks.  These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership’s investments.  Some of those risks include the following:

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction.  Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge.  The alternative minimum tax could reduce tax benefits from an investment in the Partnership.  Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available.  Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and are being amortized over 27.5 years (see Notes 2 and 3).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended.

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income.  As of March 31, 2011, three of the investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, the Partnership had cash equivalents of $1,070,000, $1,099,000, $1,096,000, $1,441,000, $2,593,000, $7,700,000 and $0, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

For all periods presented, the Partnership maintained cash and cash equivalent balances at certain financial institutions in excess of the federally insured maximum.  The Partnership believes it is not exposed to any significant financial risk on cash.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period.  Calculation of diluted net loss per Partnership Unit is not required.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships.  Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and the period ended March 31, 2005 was $49,288, $49,288, $49,288, $49,288, $47,837, $27,443 and $1,076, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of economic conditions. For the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and the period ended March 31, 2005, impairment loss related to investments in Local Limited Partnerships was $208,217, $212,204, $0, $0, $0, $737,778 and $0, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During all periods presented, there were no impairment losses recorded against the related intangibles.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, the Partnership owned Local Limited Partnership interests in 10, 10, 10, 10, 10, 8 and 3 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 550, 550, 550, 550, 550, 436 and 126 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005 are approximately $1,970,000 $2,028,000, $2,259,000, $2,412,000, $3,832,000, $7,367,000 and $1,526,000 respectively greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below.  This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of economic conditions. For the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the period ended March 31, 2005, impairment loss related to investments in Local Limited Partnerships was $208,217, $212,204, $0, $0, $0, $737,778 and $0, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. During all periods presented, no impairment loss was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,

	2011	2010	2009

Investments per balance sheet, beginning of period	$8,026,278	$9,012,662	$9,845,862
Impairment loss	(208,217)	(212,204)	-
Equity in losses of Local Limited Partnerships	(650,453)	(724,892)	(783,912)
Amortization of paid acquisition fees and costs	(49,148)	(49,148)	(49,148)
Amortization of warehouse interest and costs	(140)	(140)	(140)

Investments per balance sheet, end of period	$7,118,320	$8,026,278	$9,012,662

	For The Years Ended March 31,			For the Period January 21, 2005 (Date Operations Commenced)
				through
	2008	2007	2006	March 31, 2005

Investments per balance sheet, beginning of period	$10,552,797	$9,465,751	$1,525,688	$-
Capital contributions paid, net	-	869,776	2,024,578	978,680
Capital contributions payable	-	777,026	6,062,996	381,771
Impairment loss	-	-	(737,778)	-
Equity in losses of Local Limited Partnerships	(1,042,880)	(690,840)	(146,997)	-
Amortization of paid acquisition fees and costs	(49,148)	(47,697)	(27,310)	(1,058)
Capitalized acquisition fees and costs	-	200,643	988,537	166,313
Amortization of warehouse interest and costs	(140)	(140)	(133)	(18)
Distributions received from Local Limited Partnerships	(1,324)	(2,000)	-	-
Syndication costs	-	-	(40,000)	-
Tax credit adjustments	386,557	(19,722)	(183,830)	-

Investments per balance sheet, end of period	$9,845,862	$10,552,797	$9,465,751	$1,525,688

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Years Ended March 31,

	2011	2010	2009

Investments in Local Limited Partnerships, net	$6,036,335	$6,895,005	$7,832,101
Acquisition fees and costs, net of accumulated amortization of $273,508, $224,220 and $174,932	1,081,985	1,131,273	1,180,561
Investments per balance sheet, end of period	$7,118,320	$8,026,278	$9,012,662

	For the Years Ended March 31,			For the Period January 21, 2005 (Date Operations Commenced)
				through
	2008	2007	2006	March 31, 2005

Investments in Local Limited Partnerships, net	$8,616,013	$9,273,660	$8,339,420	$1,360,451
Acquisition fees and costs, net of accumulated amortization of $125,644, $76,356, $28,519 and $1,076	1,229,849	1,279,137	1,126,331	165,237
Investments per balance sheet, end of period	$9,845,862	$10,552,797	$9,465,751	$1,525,688

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies.  Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense.  Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

COMBINED CONDENSED BALANCE SHEETS

	2010	2009	2008	2007	2006	2005
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2010, 2009, 2008, 2007, 2006 and 2005 of $6,336,000, $5,218,000, $4,093,000, $3,035,000, $1,934,000 and $254,000, respectively)	$27,810,000	$28,895,000	$29,952,000	$30,715,000	$29,711,000	$14,468,000
Land	1,121,000	1,121,000	1,121,000	1,121,000	1,121,000	830,000
Other assets	1,845,000	1,802,000	1,657,000	1,434,000	1,329,000	1,393,000
Total assets	$30,776,000	$31,818,000	$32,730,000	$33,270,000	$32,161,000	$16,691,000

LIABILITIES
Mortgage payable	$20,726,000	$20,972,000	$20,904,000	$20,619,000	$20,417,000	$10,416,000
Construction payable	-	-	-	-	-	693,000
Due to affiliates	3,542,000	3,523,000	3,456,000	3,632,000	3,855,000	2,619,000
Other liabilities	834,000	791,000	788,000	1,018,000	594,000	273,000

Total liabilities	25,102,000	25,286,000	25,148,000	25,269,000	24,866,000	14,001,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 12	5,148,000	5,998,000	6,754,000	7,434,000	6,721,000	2,099,000
Other partners	526,000	534,000	828,000	567,000	574,000	591,000
Total partners’ equity	5,674,000	6,532,000	7,582,000	8,001,000	7,295,000	2,690,000
Total liabilities and partners’ equity	$30,776,000	$31,818,000	$32,730,000	$33,270,000	$32,161,000	$16,691,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009		2008

Revenues	$3,367,000		$3,265,000	$3,210,000

Expenses:
Operating expenses	2,190,000		2,063,000	2,091,000
Interest expense	921,000		895,000	859,000
Depreciation and amortization	1,133,000		1,139,000	1,136,000

Total expenses	4,244,000		4,097,000	4,086,000

Net loss	$(877,000)	$	$(832,000)	$(876,000)

Net loss allocable to the Partnership	$(875,000)	$	$(830,000)	$(875,000)

Net loss recorded by the Partnership	$(650,000)	$	$(725,000)	$(784,000)

	2007	2006	2005

Revenues	$2,936,000	$1,979,000	$1,050,000

Expenses:
Operating expenses	1,907,000	1,483,000	747,000
Interest expense	986,000	592,000	193,000
Depreciation and amortization	1,111,000	729,000	257,000

Total expenses	4,004,000	2,804,000	1,197,000

Net loss	$(1,068,000)	$(825,000)	$(147,000)

Net loss allocable to the Partnership	$(1,066,000)	$(768,000)	$(147,000)

Net loss recorded by the Partnership	$(1,043,000)	$(691,000)	$(147,000)

The above combined condensed statements do not include information for the year ended December 31, 2004 since the Partnership commenced operations on January 21, 2005.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Troubled Housing Complexes

During the period from January 21, 2005 (date operations commenced) through March 31, 2005, the Partnership acquired a Local Limited Partnership Interest in Marfa Villa, LTD (“Marfa”). During the year ended March 31, 2006, the Partnership acquired a Local Limited Partnership Interest in Saltgrass Landing Apartments, LTD (“Saltgrass”).  The Partnership acquired the Local Limited Partnership Interests in Marfa and Saltgrass for $246,409 and $733,552, respectively.  Upon acquisition, it was expected that Marfa and Saltgrass would generate Low Income Housing Tax Credits amounting to $324,320 and $940,640, respectively.  Marfa and Saltgrass are managed by the same third party management company and have the same Local General Partner.  Both Housing Complexes were acquisition rehabilitation projects.  Additionally, both Housing Complexes have not delivered any Low Income Housing Tax Credits to date due to the fact that the rehabilitation work on the Housing Complexes was not completed within the allowable timeframe required by the Texas Department of Housing Community Affairs (“TDHCA”).

During 2010 TDHCA notified the Local General Partner and the Partnership that the Low Income Housing Tax Credits for both of these Housing Complexes were forfeited and could not be claimed.  TDHCA has stated that the proper paperwork was not filed with the agency as proof that the rehabilitation work was completed on the Housing Complexes, and therefore Form 8609’s were not and will not be issued for either Housing Complex.  After multiple conversations between the Local General Partner and the Partnership, a draft settlement structure was agreed to by all parties.  Upon the settlement agreement being routed for signatures, the Local General Partner decided that he did not agree to the terms of the agreement and accordingly, refused to sign the agreement.  The Partnership called for an all partners meeting, which took place on July 12, 2011.   At the meeting, a vote was taken to remove the Local General Partner.  In accordance with the Local Limited Partnership Agreements, the limited partner has the right to remove the Local General Partner for nonperformance.  The limited partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes.  The Local General Partner has challenged such removal.  Even though a majority was in favor of removal, since the Local General Partner is contesting the removal, he is still legally the Local General Partner.  While the Local General Partner challenges this proposed removal, he remains the active Local General Partner and his management company continues to manage the Housing Complexes. Currently, the Partnership is consulting with legal counsel in regards to further actions that will be taken.

Management of the Partnership deems the Partnership’s investments in Marfa and Saltgrass to be impaired due to the loss of all Low Income Housing Tax Credit associated with these Housing Complexes.  As of March 31, 2006, the Partnership had paid $147,875 of the $246,409 of capital contributions to be paid to Marfa per the Local Limited Partnership Agreement, with the balance of $98,534 being fully paid to the Local Limited Partnership as of March 31, 2011.  As of March 31, 2006, the Partnership had recorded $14,898 of equity in losses of Marfa, and therefore an impairment loss of $231,511 was recorded against the Partnership’s investment in Marfa during the year ended March 31, 2006, thus reducing the Partnership’s investment in this Local Limited Partnership to $0. As of March 31, 2006, the Partnership had paid $550,247 of the $733,552 of capital contributions to be paid to Saltgrass per the Local Limited Partnership Agreement.  As a result of the Low Income Housing Tax Credits not being delivered for this Housing Complex, management of the Partnership had deemed that the Partnership is not liable to fund, and will not fund, the remaining capital contributions of $183,305. As of March 31, 2006, the Partnership had recorded $43,980 of equity in losses of Saltgrass, and therefore an impairment loss of $506,267 was recorded against the Partnership’s investment in Saltgrass during the year ended March 31, 2006, thus reducing the Partnership’s investment in this Local Limited Partnership to $0.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005 the Partnership incurred cumulative acquisition fees of $1,051,330, $1,051,330, $1,051,330, $1,051,330, $1,051,330, $1,051,330 and $285,880, respectively.  As of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, $0, $0, $0, $0, $0, $156,056 and $158,905, respectively, were included in prepaid acquisition fees and costs and $1,051,330, $1,051,330, $1,051,330, $1,051,330, $1,051,330, $895,274 and $126,275, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $211,895, $173,671, $135,447, $97,223, $58,999, $22,063 and $823 as of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, respectively.

Reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds.  As of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, the Partnership incurred cumulative acquisition costs of $300,380, $300,380, $300,380, $300,380, $300,380, $300,380 and $81,680, respectively. As of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, $0, $0, $0, $0, $0, $44,587 and $45,401, respectively were included in prepaid acquisition fees and costs and $300,380, $300,380, $300,380, $300,380, $300,380, $255,793 and $36,279, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization was $60,762, $49,838, $38,914, $27,990, $17,066, $6,305 and $235 as of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, respectively.

Selling commissions of 7% of the net proceeds from the sale of the Partnership Units of the payable to WNC Capital Corporation advanced by the General Partner or affiliates on behalf of the Partnership.  For the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the period ended March 31, 2005, the Partnership had incurred cumulative selling commissions of $929,045, $929,045, $929,045, $929,045, $929,045, $926,945 and, $274,855, respectively.

A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Partnership Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Partnership Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership.   As of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, the Partnership had incurred cumulative non-accountable organization and offering and underwriting expense reimbursement costs totaling $600,760, $600,760, $600,760, $600,760, $600,760, $600,760 and $163,360, respectively,  and dealer manager fees totaling $300,380, $300,380, $300,380, $300,380, $300,380, $300,380 and $81,680, respectively.  All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Partnership Units.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $166,728, $166,728, $166,728, $166,467, $110,611, $54,048 and $5,374 were incurred during the years ended March 31, 2011, 2010, 2009, 2008, 2007 2006 and for the period ended March 31, 2005, respectively, of which $25,000, $22,000, $15,500, $27,500, $27,500, $20,000 and $0 were paid, respectively.

A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships.  Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.  No such fee was incurred for all periods presented.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $23,925, $4,230, $17,371, $13,259, $27,326, $33,370 and $0 during the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the period ended March 31, 2005, respectively.

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005  the Partnership incurred cumulative financing costs of $2,511,  $2,511, $2,511, $2,511, $2,511, $2,511 and $1,850, respectively, and interest of $1,272, $1,272, $1,272, $1,272, $1,272, $1,272 and $1,209, respectively, which are included in investments in Local Limited Partnerships.  The accumulated amortization of these financing costs and interest was $851, $711, $571, $431, $291, $151 and $18 as of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2011	2010	2009	2008	2007	2006	2005

Asset management fee payable	$699,184	$557,456	$412,728	$261,500	$122,533	$38,081	$5,374
Due to affiliate	-	-	-	-	-	-	200,705
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	5,628	12,514	397	6,505	4,658	-	3,615

Total	$704,812	$569,970	$413,125	$268,005	$127,191	$38,081	$209,694

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2011

Income	$1,000	$9,000	$-	$-

Operating expenses and loss	(263,000)	(59,000)	(60,000)	(59,000)

Loss from operations	(262,000)	(50,000)	(60,000)	(59,000)

Equity in losses of Local Limited Partnerships	(179,000)	(157,000)	(157,000)	(157,000)

Interest income	1,000	-	-	1,000

Net loss	(440,000)	(207,000)	(217,000)	(215,000)

Net loss available to Limited Partners	(439,000)	(206,000)	(216,000)	(215,000)

Net loss per Partnership Unit	(29)	(14)	(14)	(14)

	June 30	September 30	December 31	March 31
2010
Income	$2,000	$12,000	$-	$-

Operating expenses and loss	(270,000)	(63,000)	(55,000)	(56,000)

Loss from operations	(268,000)	(51,000)	(55,000)	(56,000)

Equity in losses of Local Limited Partnerships	(181,000)	(181,000)	(181,000)	(182,000)

Interest income	1,000	-	1,000	1,000

Net loss	(448,000)	(232,000)	(235,000)	(237,000)

Net loss available to Limited Partners	(448,000)	(232,000)	(235,000)	(236,000)

Net loss per Partnership Unit	(30)	(15)	(16)	(16)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2009
Income	$1,000	$16,000	$-	$-

Operating expenses	(55,000)	(56,000)	(59,000)	(57,000)

Loss from operations	(54,000)	(40,000)	(59,000)	(57,000)

Equity in losses of Local Limited Partnerships	(196,000)	(196,000)	(196,000)	(196,000)

Interest income	4,000	3,000	2,000	1,000

Net loss	(246,000)	(233,000)	(253,000)	(252,000)

Net loss available to Limited Partners	(246,000)	(233,000)	(252,000)	(252,000)

Net loss per Partnership Unit	(16)	(16)	(17)	(17)

	June 30	September 30	December 31	March 31
2008
Income	$12,000	$2,000	$1,000	$2,000

Operating expenses	(54,000)	(69,000)	(57,000)	(61,000)

Loss from operations	(42,000)	(67,000)	(56,000)	(59,000)

Equity in losses of Local Limited Partnerships	(261,000)	(261,000)	(261,000)	(261,000)

Interest income	24,000	22,000	14,000	7,000

Net loss	(279,000)	(306,000)	(303,000)	(313,000)

Net loss available to Limited Partners	(278,000)	(305,000)	(303,000)	(313,000)

Net loss per Partnership Unit	(19)	(20)	(20)	(21)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2007

Income	$-	$-	$-	$-

Operating expenses	(36,000)	(54,000)	(40,000)	(57,000)

Loss from operations	(36,000)	(54,000)	(40,000)	(57,000)

Equity in losses of Local Limited Partnerships	(154,000)	(171,000)	(183,000)	(183,000)

Interest income	59,000	48,000	30,000	29,000

Net loss	(131,000)	(177,000)	(193,000)	(211,000)

Net loss available to Limited Partners	(131,000)	(177,000)	(193,000)	(211,000)

Net loss per Partnership Unit	(9)	(12)	(13)	(14)

	June 30	September 30	December 31	March 31

2006
Income	$-	$-	$-	$5,000

Operating expenses and loss	(31,000)	(37,000)	(38,000)	(771,000)

Loss from operations	(31,000)	(37,000)	(38,000)	(766,000)

Equity in income (losses) of Local Limited Partnerships	-	68,000	(31,000)	(184,000)

Interest income	-	8,000	10,000	15,000

Net income (loss)	(31,000)	39,000	(59,000)	(935,000)

Net income (loss) available to Limited Partners	(31,000)	39,000	(59,000)	(935,000)

Net income (loss) per Partnership Unit	(5)	4	(4)	(81)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the Period January 21, 2005 (Date Operations Commenced) through March 31, 2005

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2005
Income	$-	$-	$-	$-

Operating expenses	-	-	-	(60,000)

Loss from operations	-	-	-	(60,000)

Equity in losses of Local Limited Partnerships	-	-	-

Interest income

Net loss	-	-	-	(60,000)

Net loss available to Limited Partners	-	-	-	(59,000)

Net loss per Partnership Unit	-	-	-	(24)

NOTE 5 – PAYABLES TO LOCAL LIMTED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, $624,895, $649,499, $667,981, $918,378, $1,712,536, $6,261,462 and $381,771, respectively, remain payable to the Local Limited Partnerships.

NOTE 6 – AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE

Limited Partners who subscribed for ten or more Partnership Units could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than nine months after the subscription date. As of March 31, 2006 and 2005, the Partnership had received subscriptions for 15,019 and 4,084 Partnership Units, respectively, which included amounts due from dealers totaling $0 and $376,000, respectively, and promissory notes from investors of $30,000 and $157,500, respectively.  The Partnership concluded selling Partnership Units as of March 31, 2006. During the year ended March 31, 2007, the promissory notes from investors were paid to the Partnership in full.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to all periods presented, the Partnership called for an all partners meetings to vote on the removal of the Local General Partner of two of the Partnership’s Local Limited Partnership Interests, Marfa and Saltgrass. At this meeting, a majority of votes were cast in favor of removing the Local General Partner. The Local General Partner has challenged the removal. Currently, the Partnership is consulting with legal counsel in regards to further actions to be taken. See Note 2 to the audited financial statements for more information on Marfa and Saltgrass.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the management of Associates; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information.  Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and the period ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

NONE

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own.  The business of the Partnership is conducted primarily through Associates.  Associates is a California corporation which was organized in 1971.  The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are included in the following list, which also includes certain officers of WNC Capital Corporation:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 80, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee and oversees the New Markets Tax Credit group of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 52, is Senior Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Paula Hall, age 44, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 47, is Vice President – Acquisitions and oversees the property underwriting activities of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 39, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

Thomas F. Maxwell, age 59, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the Tax Credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national Tax Credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English, and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 73, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 47, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partner has an audit committee.

(i)	Changes to Nominating Procedures

Inapplicable.

(j)	Compliance With Section 16(a) of the Exchange Act

None.

(k)	Code of Ethics

Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates.  The Code of Ethics will be provided without charge to any person who requests it.  Such requests should be directed to:  Investor Relations at (714) 662-5565 extension 187.

Item 11.  Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement.  The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement are summarized below.

(a)	Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages.  The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $166,728, $166,728, $166,728, $166,467, $110,611, $54,048 and $5,374  were incurred during the years ended March 31, 2011, 2009, 2008, 2007, 2006 and the period ended March 31, 2005, respectively, of which $25,000, $22,000, $15,500, $27,500, $27,500, $20,000 and $0 were paid during the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and the period ended March 31, 2005, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) the acquisition or development of Properties for the Local Limited Partnerships, or (iii) property management services actually rendered by the General Partner or its affiliates respecting the Properties owned by Local Limited Partnerships.  The Partnership has completed its investment stage, so no compensation for the services in (i) or (ii) has been paid during the period covered by this report and none will be paid in the future.  None of the services described in (iii) were rendered and no such compensation was payable for such services during the periods covered by this report.

(b)	Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.3 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report).  The Agreement defines “Operating Cash Expenses” as

“ . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include fees paid by the Partnership to any General Partner or any Affiliate of a General Partner permitted by this Agreement and the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by a General Partner, an Affiliate of a General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with a General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee.  Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $5,628, $12,514, $397, $6,505, $4,658, $0 and $3,615 as of March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005, respectively.  The Partnership reimbursed the General Partner or its affiliates for operating expenses of $23,925, $4,230, $17,371, $13,259, $27,326, $33,370 and $0, during the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the period ended March 31, 2005, respectively.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,436, $1,445, $1,451, $1,414, $448 and $162 for the years ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005, respectively.  The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and the period ended March 31, 2005.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions of cash to the General Partner during the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and the period ended March 31, 2005.

(d)	Subordinated Disposition Fee

A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships.  Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.  No such fee was incurred for all periods presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance Under Equity Compensation Plans

The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)	Security Ownership of Certain Beneficial Owners

No person is known to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)	Security Ownership of Management

Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates or its affiliates own directly or beneficially any Partnership Units.

(d)	Changes in Control

The management and control of Associates and its affiliates may be changed at any time in accordance with its respective organizational documents, without the consent or approval of the Limited Partners.  In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of the General Partner and a majority-in-interest of the Limited Partners, the General Partner may designate one or more persons to be successor or additional General Partners. In addition, the General Partner may, without the consent of the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes.  Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)
The General Partner manages all of the Partnership’s affairs.  The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010	2009	2008	2007	2006	2005
Audit Fees	$-	$-	$-	$9,765	$11,625	$10,450	$-
Audit-related Fees	-	-	-	-	-	-	-
Tax Fees	3,035	3,035	2,890	2,755	2,625	-	-
All Other Fees	-	-	-	-	-	-	-
TOTAL	$3,035	$3,035	$2,890	$12,520	$14,250	$10,450	$-

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

  Balance Sheets, March 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005
  Statements of Operations for the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the period January 21, 2005 (Date Operations Commenced) through March 31, 2005
  Statements of Partners’ Equity (Deficit) for the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the period January 21, 2005 (Date Operations Commenced) through March 31, 2005
  Statements of Cash Flows for the years ended March 31, 2011, 2010, 2009, 2008, 2007, 2006 and for the period January 21, 2005 (Date Operations Commenced) through March 31, 2005
  Notes to Financial Statements

(a)(2)	List of financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1
Articles of incorporation and by-laws: The registrant is not incorporated.  The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995 is hereby incorporated herein by reference as Exhibit 3.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1
Financial Statements of Memphis 2004.0, L. P., as of and for the years ended December 31, 2010, 2009,  2008, 2007, 2006 and 2005 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership				As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Chickasha Villa, L.P.	Chickasha, Oklahoma	$876,000	$776,000	$40,000	$3,330,000	$-	$1,877,000	$40,000	$3,330,000	$547,000	$2,823,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	1,177,000	1,177,000	103,000	2,944,000	27,000	1,733,000	103,000	2,971,000	302,000	2,772,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	863,000	863,000	35,000	2,300,000	13,000	1,389,000	35,000	2,313,000	308,000	2,040,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	295,000	295,000	122,000	1,116,000	-	958,000	122,000	1,116,000	219,000	1,019,000

Marfa Villa, LTD.	Marfa, Texas	246,000	246,000	7,000	679,000	348,000	774,000	7,000	1,027,000	117,000	917,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	818,000	818,000	250,000	3,480,000	8,000	3,022,000	250,000	3,488,000	772,000	2,966,000

Memphis 2004.0, L.P.	Memphis, Tennessee	5,774,000	5,249,000	313,000	13,465,000	-	6,308,000	313,000	13,469,000	2,038,000	11,739,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	550,000	550,000	76,000	1,734,000	-	1,312,000	76,000	1,734,000	236,000	1,574,000

Sunflower, L.P.	Ruleville, Mississippi	277,000	277,000	12,000	1,090,000	-	772,000	12,000	1,090,000	205,000	897,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	400,000	400,000	163,000	3,611,000	2,000	2,581,000	163,000	3,613,000	1,592,000	2,184,000

		$11,276,000	$10,651,000	$1,121,000	$33,749,000	$398,000	$20,726,000	$1,121,000	$34,147,000	$6,336,000	$28,931,000

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

	For the Year Ended December 31, 2010

Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Chickasha Villa, L.P.	$288,000	$(19,000)	2005	40

FDI-Bayshore Manor, LTD.	260,000	(25,000)	2006	40

FDI-Shady Oaks, LTD.	205,000	(18,000)	2005	40

Kettle River Townhomes, L.P.	73,000	(24,000)	2005	27.5

Marfa Villa, LTD.	134,000	(17,000)	2005	40

Marshall Senior Housing, L.P.	454,000	(104,000)	2005	30

Memphis 2004.0, L.P.	1,032,000	(407,000)	2005	27.5

Saltgrass Landing Apartments, LTD.	244,000	(60,000)	2005	40

Sunflower, L.P.	176,000	(15,000)	2005	27.5

Wiedemann Park Apartments, L.P.	425,000	(88,000)	2006	27.5

	$3,291,000	$(777,000)

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010

		As of March 31, 2010		Initial Cost to Partnership				As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Chickasha Villa, L.P.	Chickasha, Oklahoma	$876,000	$776,000	$40,000	$3,330,000	$-	$1,924,000	$40,000	$3,330,000	$451,000	2,919,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	1,177,000	1,177,000	103,000	2,944,000	5,000	1,754,000	103,000	2,950,000	227,000	2,826,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	863,000	863,000	35,000	2,300,000	8,000	1,409,000	35,000	2,308,000	249,000	2,094,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	295,000	295,000	122,000	1,116,000	1,000	960,000	122,000	1,117,000	183,000	1,056,000

Marfa Villa, LTD.	Marfa, Texas	246,000	221,000	7,000	679,000	348,000	774,000	7,000	1,027,000	91,000	943,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	818,000	818,000	250,000	3,480,000	-	3,045,000	250,000	3,480,000	639,000	3,091,000

Memphis 2004.0, L.P.	Memphis, Tennessee	5,774,000	5,249,000	313,000	13,465,000	-	6,381,000	313,000	13,465,000	1,549,000	12,229,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	550,000	550,000	76,000	1,734,000	-	1,298,000	76,000	1,734,000	195,000	1,615,000

Sunflower, L.P.	Ruleville, Mississippi	277,000	277,000	12,000	1,090,000	1,000	783,000	12,000	1,089,000	167,000	934,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	400,000	400,000	163,000	3,611,000	2,000	2,644,000	163,000	3,613,000	1,467,000	2,309,000
		$11,276,000	$10,626,000	$1,121,000	$33,749,000	$365,000	$20,972,000	$1,121,000	$34,113,000	$5,218,000	$30,016,000

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010

	For the Year Ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Chickasha Villa, L.P.	$265,000	$(32,000)	2005	40

FDI-Bayshore Manor, LTD.	242,000	(32,000)	2006	40

FDI-Shady Oaks, LTD.	180,000	(33,000)	2005	40

Kettle River Townhomes, L.P.	75,000	(19,000)	2005	40

Marfa Villa, LTD.	99,000	(30,000)	2005	40

Marshall Senior Housing, L.P.	463,000	(83,000)	2005	30

Memphis 2004.0, L.P.	1,030,000	(424,000)	2005	27.5

Saltgrass Landing Apartments, LTD.	246,000	(75,000)	2005	40

Sunflower, L.P.	170,000	(12,000)	2005	27.5

Wiedemann Park Apartments, L.P.	413,000	(92,000)	2006	27.5

	$3,183,000	$(832,000)

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

		As of March 31, 2009		Initial Cost to Partnership				As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Chickasha Villa, L.P.	Chickasha, Oklahoma	$876,000	$776,000	$40,000	$3,330,000	$-	$1,965,000	$40,000	$3,330,000	$352,000	$3,018,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	1,177,000	1,177,000	103,000	2,944,000	2,000	1,772,000	103,000	2,947,000	153,000	2,897,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	863,000	863,000	35,000	2,300,000	3,000	1,430,000	35,000	2,304,000	191,000	2,148,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	295,000	295,000	122,000	1,116,000	46,000	962,000	122,000	1,116,000	146,000	1,092,000

Marfa Villa, LTD.	Marfa, Texas	246,000	203,000	7,000	679,000	289,000	507,000	7,000	968,000	65,000	910,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	818,000	818,000	250,000	3,480,000	-	3,068,000	250,000	3,480,000	504,000	3,226,000

Memphis 2004.0, L.P.	Memphis, Tennessee	5,774,000	5,249,000	313,000	13,465,000	-	6,449,000	313,000	13,465,000	1,059,000	12,719,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	550,000	550,000	76,000	1,734,000	-	1,255,000	76,000	1,734,000	154,000	1,656,000

Sunflower, L.P.	Ruleville, Mississippi	277,000	277,000	12,000	1,090,000	-	792,000	12,000	1,090,000	128,000	974,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	400,000	400,000	163,000	3,611,000	1,000	2,704,000	163,000	3,611,000	1,341,000	2,433,000
		$11,276,000	$10,608,000	$1,121,000	$33,749,000	$341,000	$20,904,000	$1,121,000	$34,045,000	$4,093,000	$31,073,000

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009

	For the Year Ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Chickasha Villa,	$242,000	$(53,000)	2005	40

FDI-Bayshore Manor, LTD.	213,000	(45,000)	2006	40

FDI-Shady Oaks, LTD.	178,000	(31,000)	2005	40

Kettle River Townhomes, L.P.	70,000	(33,000)	2005	40

Marfa Villa, LTD.	100,000	(23,000)	2005	40

Marshall Senior Housing, L.P.	439,000	(116,000)	2005	30

Memphis 2004.0 L.P.	1,077,000	(424,000)	2005	27.5

Saltgrass Landing Apartments, LTD.	206,000	(68,000)	2005	40

Sunflower, L.P.	165,000	(29,000)	2005	27.5

Wiedemann Park Apartments, L.P.	419,000	(54,000)	2006	27.5

	$3,109,000	$(876,000)

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

		As of March 31, 2008		Initial Cost to Partnership				As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Chickasha Villa, L.P.	Chickasha, Oklahoma	$876,000	$776,000	$40,000	$3,330,000	$-	$2,010,000	$40,000	$3,330,000	$252,000	$3,118,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	1,177,000	982,000	103,000	2,944,000	-	1,789,000	103,000	2,944,000	79,000	2,968,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	863,000	863,000	35,000	2,300,000	-	1,447,000	35,000	2,300,000	133,000	2,202,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	295,000	295,000	122,000	1,116,000	-	964,000	122,000	1,116,000	107,000	1,131,000

Marfa Villa, LTD.	Marfa, Texas	246,000	148,000	7,000	679,000	-	513,000	7,000	679,000	59,000	627,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	818,000	818,000	250,000	3,480,000	-	3,088,000	250,000	3,480,000	368,000	3,362,000

Memphis 2004.0, L.P.	Memphis, Tennessee	5,774,000	5,249,000	313,000	13,465,000	-	5,984,000	313,000	13,465,000	569,000	13,209,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	550,000	550,000	76,000	1,734,000	-	1,262,000	76,000	1,735,000	162,000	1,649,000

Sunflower, L.P.	Ruleville, Mississippi	277,000	277,000	12,000	1,090,000	-	801,000	12,000	1,090,000	90,000	1,012,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	400,000	400,000	163,000	3,611,000	-	2,761,000	163,000	3,611,000	1,216,000	2,558,000

		$11,276,000	$10,358,000	$1,121,000	$33,749,000	$-	$20,619,000	$1,121,000	$33,750,000	$3,035,000	$31,836,000

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008

	For the Year Ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Chickasha Villa, L.P.	$243,000	$(32,000)	2005	40

FDI-Bayshore Manor, LTD.	174,000	(79,000)	2006	40

FDI-Shady Oaks, LTD.	176,000	(26,000)	2005	40

Kettle River Townhomes, L.P.	69,000	(30,000)	2005	40

Marfa Villa, LTD.	95,000	9,000	2005	40

Marshall Senior Housing, L.P.	443,000	(109,000)	2005	30

Memphis 2004.0, L.P.	901,000	(625,000)	2005	27.5

Saltgrass Landing Apartments, LTD.	194,000	(32,000)	2005	40

Sunflower, L.P.	156,000	(59,000)	2005	27.5

Wiedemann Park Apartments, L.P.	403,000	(85,000)	2006	27.5

	$2,854,000	$(1,068,000)

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

		As of March 31, 2007		Initial Cost to Partnership				As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Chickasha Villa, L.P.	Chickasha, Oklahoma	$891,000	$672,000	$40,000	$3,330,000	$-	$2,049,000	$40,000	$3,330,000	$152,000	$3,218,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	1,247,000	470,000	103,000	1,648,000	-	1,440,000	103,000	1,648,000	23,000	1,728,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	917,000	824,000	35,000	2,300,000	-	1,465,000	35,000	2,300,000	76,000	2,259,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	295,000	295,000	122,000	1,116,000	-	966,000	122,000	1,116,000	63,000	1,175,000

Marfa Villa, LTD.	Marfa, Texas	246,000	148,000	7,000	679,000	-	520,000	7,000	679,000	38,000	648,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	818,000	818,000	250,000	3,480,000	-	3,108,000	250,000	3,480,000	232,000	3,498,000

Memphis 2004.0, L.P.	Memphis, Tennessee	5,249,000	4,724,000	313,000	12,657,000	-	5,978,000	313,000	12,657,000	104,000	12,866,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	550,000	550,000	76,000	1,734,000	-	1,267,000	76,000	1,734,000	104,000	1,706,000

Sunflower, L.P.	Ruleville, Mississippi	277,000	277,000	12,000	1,090,000	-	809,000	12,000	1,090,000	51,000	1,051,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	400,000	400,000	163,000	3,611,000	-	2,815,000	163,000	3,611,000	1,091,000	2,683,000

		$10,890,000	$9,178,000	$1,121,000	$31,645,000	$-	$20,417,000	$1,121,000	$31,645,000	$1,934,000	$30,832,000

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007

	For the Year Ended December 31, 2006
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Chickasha Villa, L.P.	$243,000	$(38,000)	2005	40

FDI-Bayshore Manor, LTD.	71,000	(55,000)	2006	40

FDI-Shady Oaks, LTD.	161,000	(28,000)	2005	40

Kettle River Townhomes, L.P.	64,000	(59,000)	2005	40

Marfa Villa, LTD.	88,000	(18,000)	2005	40

Marshall Senior Housing, L.P.	459,000	(127,000)	2005	30

Memphis 2004.0, L.P.	59,000	(347,000)	2005	27.5

Saltgrass Landing Apartments, LTD.	213,000	(58,000)	2005	40

Sunflower, L.P.	145,000	4,000	2005	27.5

Wiedemann Park Apartments, L.P.	419,000	(99,000)	2006	27.5

	$1,922,000	$(825,000)

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

		As of March 31, 2006		Initial Cost to Partnership				As of December 31, 2005
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Chickasha Villa, L.P.	Chickasha, Oklahoma	$891,000	$672,000	$40,000	$3,330,000	$-	$2,085,000	$40,000	$3,330,000	$53,000	$3,317,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	917,000	504,000	35,000	2,300,000	-	1,470,000	35,000	2,300,000	18,000	2,317,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	296,000	266,000	122,000	1,116,000	-	968,000	122,000	1,116,000	10,000	1,228,000

Marfa Villa, LTD.	Marfa, Texas	246,000	148,000	7,000	578,000	-	559,000	7,000	578,000	17,000	568,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	818,000	565,000	250,000	3,478,000	-	3,232,000	250,000	3,478,000	97,000	3,631,000

Memphis 2004.0, L.P.	Memphis, Tennessee	5,249,000	150,000	288,000	1,189,000	-	N/A	288,000	1,189,000	-	1,477,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	550,000	550,000	76,000	1,651,000	-	1,272,000	76,000	1,651,000	46,000	1,681,000

Sunflower, L.P.	Ruleville, Mississippi	296,000	148,000	12,000	1,080,000	-	830,000	12,000	1,080,000	13,000	1,079,000

		$9,263,000	$3,003,000	$830,000	$14,722,000	$-	$10,416,000	$830,000	$14,722,000	$254,000	$15,298,000

N/A - The Local Limited Partnership was under construction as of December 31, 2005 therefore there was no mortgage debt as of that date.

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2006

	For the Year Ended December 31, 2005
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Chickasha Villa, L.P.	$209,000	$7,000	2005	40

FDI-Shady Oaks, LTD.	91,000	(10,000)	2005	40

Kettle River Townhomes, L.P.	14,000	(6,000)	2005	40

Marfa Villa, LTD.	71,000	(15,000)	2005	40

Marshall Senior Housing, L.P.	418,000	(92,000)	2005	30

Memphis 2004.0, L.P.	N/A	N/A	2005	27.5

Saltgrass Landing Apartments, LTD.	130,000	(44,000)	2005	40

Sunflower, L.P.	79,000	13,000	2005	27.5

	$1,012,000	$(147,000)

N/A – The Local Limited Partnership was under construction as of December 31, 2005, therefore there was no rental activity.

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

		As of March 31, 2005		Initial Cost to Partnership				As of December 31, 2004
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Kettle River Townhomes, L.P.	Sandstone, Minnesota	$296,000	$266,000	**	**	**	**	**	**	**	**

Marfa Villa, LTD.	Marfa, Texas	246,000	148,000	**	**	**	**	**	**	**	**

Marshall Senior Housing, L.P.	Marshall, Minnesota	818,000	565,000	**	**	**	**	**	**	**	**
		$1,360,000	$979,000

**  The Local Limited Partnership was acquired subsequent to December 31, 2004 but prior to March 31, 2005.

WNC Housing Tax Credit Fund VI, L.P., Series 12
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2005

For the Year Ended December 31, 2004
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Kettle River Townhomes, L.P.	**	**	**	**

Marfa Villa, LTD.	**	**	**	**

Marshall Senior Housing, L.P.	**	**	**	**

**  The Local Limited Partnership was acquired subsequent to December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

By:  WNC National Partners, LLC.                                                                           General Partner

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Date: August 26, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: August 26, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: August 26, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: August 26, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: August 26, 2011

92