Form 10-Q
period 2006-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2011-08-26
CIK 1253329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
For the quarterly period ended September 30, 2006
For the quarterly period ended December 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-107181

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

California	72-1566910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
( Address of principle executive offices )
(714) 622-5565
( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes____ No       X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ____ No        X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___Non-accelerated filer      X      Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No       X

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2006
For the quarterly period ended September 30, 2006
For the quarterly period ended December 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2006 and 2005	4
	For the Three and Six Months Ended September 30, 2006 and 2005	5
	For the Three and Nine Months Ended December 31, 2006 and 2005	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2006	7
	For the Six Months Ended September 30, 2006	7
	For the Nine Months Ended December 31, 2006	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2006 and 2005	8
	For the Six Months Ended September 30, 2006 and 2005	10
	For the Nine Months Ended December 31, 2006 and 2005	12

	Notes to Condensed Financial Statements	14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	(Removed and Reserved)	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2006
ASSETS
Cash and cash equivalents	$6,075,330	$3,989,998	$3,051,693	$8,665,859
Investments in Local Limited Partnerships, net (Notes 2 and 3)	10,699,171	10,943,786	10,747,908	9,465,751
Prepaid acquisition fees and costs (Note 3)	48,716	-	-	200,643

Total Assets	$16,823,217	$14,933,784	$13,799,601	$18,332,253

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$4,848,181	$3,109,070	$2,162,452	$6,261,462
Accrued expenses	4,150	-	-	4,150
Accrued fees and expenses due to General Partner and affiliates (Note 3)	52,868	83,896	82,184	38,081

Total Liabilities	4,905,199	3,192,966	2,244,636	6,303,693

Partners’ Equity (Deficit):
General Partner	(1,078)	(1,255)	(1,448)	(947)
Limited Partners (25,000 Partnership Units authorized; 15,019 Partnership Units issued and outstanding)	11,919,096	11,742,073	11,556,413	12,029,507

Total Partners’ Equity (Deficit)	11,918,018	11,740,818	11,554,965	12,028,560

Total Liabilities and Partners’ Equity (Deficit)	$16,823,217	$14,933,784	$13,799,601	$18,332,253

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	Three Months	Three Months

Operating expenses:
Amortization (Note 2)	$11,164	$1,991
Asset management fees (Note 3)	18,540	2,907
Asset management expenses	4,901	-
Accounting and legal fees	1,057	500
Organization costs	-	25,528
Other	289	3
Total operating expenses	35,951	30,929

Loss from operations	(35,951)	(30,929)

Equity in losses of Local Limited Partnerships (Note 2)	(154,235)	-

Interest income	59,179	-

Net loss	$(131,007)	$(30,929)

Net loss allocated to:
General Partner	$(131)	$(31)

Limited Partners	$(130,876)	$(30,898)

Net loss per Partnership Unit	$(9)	$(5)

Outstanding weighted Partnership Units	15,019	5,884

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2006 and 2005
 (Unaudited)

	2006		2005
	Three	Six	Three	Six
	Months	Months	Months	Months

Operating expenses:
Amortization (Note 2)	$12,028	$23,192	$4,818	$6,809
Asset management fees (Note 3)	23,859	42,399	12,235	15,142
Asset management expenses	2,465	7,366	-	-
Accounting and legal fees	14,454	15,511	18,169	18,669
Organization costs	-	-	-	25,528
Other	1,007	1,296	1,663	1,666

Total operating expenses	53,813	89,764	36,885	67,814

Loss from operations	(53,813)	(89,764)	(36,885)	(67,814)

Equity in income (losses) of Local Limited Partnerships (Note 2)	(171,027)	(325,262)	67,610	67,610

Interest income	47,640	106,819	7,900	7,900

Net income (loss)	$(177,200)	$(308,207)	$38,625	$7,696

Net income (loss) allocated to:
General Partner	$(177)	$(308)	$39	$8

Limited Partners	$(177,023)	$(307,899)	$38,586	$7,688

Net income (loss) per Partnership Unit	$(12)	$(21)	$4	$1

Outstanding weighted Partnership Units	15,019	15,019	10,645	8,264

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2006 and 2005
 (Unaudited)

	2006		2005
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Operating expenses:
Amortization (Note 2)	$12,323	$35,515	$10,187	$16,996
Asset management fees (Note 3)	26,561	68,960	15,799	30,941
Asset management expenses	1,000	8,366	-	-
Accounting and legal fees	162	15,673	9,313	16,478
Organization costs	-	-	-	25,528
Other	486	1,782	3,109	4,776

Total operating expenses	40,532	130,296	38,408	94,719

Loss from operations	(40,532)	(130,296)	(38,408)	(94,719)

Equity in income (losses) of Local Limited Partnerships (Note 2)	(182,789)	(508,051)	(31,355)	36,255

Interest income	30,033	136,852	10,313	18,212

Net loss	$(193,288)	$(501,495)	$(59,450)	$(40,252)

Net loss allocated to:
General Partner	$(193)	$(501)	$(59)	$(40)

Limited Partners	$(193,095)	$(500,994)	$(59,391)	$(40,212)

Net loss per Partnership Unit	$(13)	$(33)	$(4)	$(4)

Outstanding weighted Partnership Units	15,019	15,019	14,831	10,453

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2006, Six Months Ended September 30, 2006
 and Nine Months Ended December 31, 2006
 (Unaudited)

For the Three Months Ended June 30, 2006
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(947)	$12,029,507	$12,028,560

Collection of promissory notes (Note 5)	-	21,340	21,340

Offering expenses	-	(875)	(875)

Net loss	(131)	(130,876)	(131,007)

Partners’ equity (deficit) at June 30, 2006	$(1,078)	$11,919,096	$11,918,018

For the Six Months Ended September 30, 2006
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(947)	$12,029,507	$12,028,560

Collection of promissory notes (Note 5)	-	21,340	21,340

Offering expenses	-	(875)	(875)

Net loss	(308)	(307,899)	(308,207)

Partners’ equity (deficit) at September 30, 2006	$(1,255)	$11,742,073	$11,740,818

For the Nine Months Ended December 31, 2006
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(947)	$12,029,507	$12,028,560

Collection of promissory notes (Note 5)	-	30,000	30,000

Offering expenses	-	(2,100)	(2,100)

Net loss	(501)	(500,994)	(501,495)

Partners’ equity (deficit) at December 31, 2006	$(1,448)	$11,556,413	$11,554,965

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(131,007)	$(30,929)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	11,164	1,991
Increase in due from dealers	-	(103,000)
Equity in losses of Local Limited Partnerships	154,235	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	14,787	(37,765)
Net cash provided by (used in) operating activities	49,179	(169,703)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(2,660,173)	(514,981)
Prepaid acquisition costs and fees	-	(218,002)
Capitalized acquisition fees and costs	-	(114,462)
Loans receivable	-	(135,000)
Net cash used in investing activities	(2,660,173)	(982,445)

Cash flows from financing activities:
Capital contributions received	-	3,559,465
Collection of promissory notes	21,340	-
Offering expenses	(875)	(445,077)

Net cash provided by financing activities	20,465	3,114,388

Net increase (decrease) in cash and cash equivalents	(2,590,529)	1,962,240

Cash and cash equivalents, beginning of period	8,665,859	1,883,111

Cash and cash equivalents, end of period	$6,075,330	$3,845,351
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES: Prepaid acquisition fees and expenses included within due to
General Partner and affiliates	$-	$63,630

Offering expenses included within due to General Partner
and affiliates	$-	$99,515

The Partnership decreased its prepaid acquisition fees and
costs and increased its investments in Local Limited Partnerships	$151,927	$-

The Partnership increased its investments in Local Limited Partnerships for unpaid payables to Local Limited Partnerships	$934,725	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(308,207)	$7,696
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Amortization	23,192	6,809
Increase in due from dealers	-	(655,500)
Increase in interest receivable	-	(2,803)
Equity in (income) losses of Local Limited Partnerships	325,262	(67,610)
Decrease in accrued expenses	(4,150)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	45,815	36,406
Net cash provided by (used in) operating activities	81,912	(675,002)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(4,780,238)	(812,675)
Capitalized acquisition fees and costs	-	(864,326)
Distributions received from Local Limited Partnerships	2,000	-
Net cash used in investing activities	(4,778,238)	(1,677,001)

Cash flows from financing activities:
Capital contributions received	-	9,675,465
Collection of promissory notes	21,340	-
Offering expenses	(875)	(1,242,354)

Net cash provided by financing activities	20,465	8,433,111

Net increase (decrease) in cash and cash equivalents	(4,675,861)	6,081,108

Cash and cash equivalents, beginning of period	8,665,859	1,883,111

Cash and cash equivalents, end of period	$3,989,998	$7,964,219
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
For the Six Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES: Prepaid acquisition fees and expenses included within due to
General Partner and affiliates	$-	$18,938

The Partnership decreased its prepaid acquisition fees and
costs and increased its investments in Local Limited Partnerships	$200,643	$-

The Partnership increased its investments in Local Limited
Partnerships for unpaid payables to Local Limited Partnerships	$909,466	$-

The Partnership decreased its investments in Local Limited
Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$18,956	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(501,495)	$(40,252)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	35,515	16,996
Decrease in due from dealers	-	376,000
Increase in interest receivable	-	(4,618)
Increase in prepaid expenses	-	(8,500)
Equity in (income) losses of Local Limited Partnerships	508,051	(36,255)
Decrease in accrued expenses	(4,150)	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	44,103	(183,379)
Net cash provided by operating activities	82,024	119,992

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(5,726,090)	(1,306,705)
Capitalized acquisition fees and costs	-	(984,874)
Distributions received from Local Limited Partnerships	2,000	-
Net cash used in investing activities	(5,724,090)	(2,291,579)

Cash flows from financing activities:
Capital contributions received	-	10,805,965
Collection of promissory notes	30,000	-
Offering expenses	(2,100)	(1,383,237)

Net cash provided by financing activities	27,900	9,422,728

Net increase (decrease) in cash and cash equivalents	(5,614,166)	7,251,141

Cash and cash equivalents, beginning of period	8,665,859	1,883,111

Cash and cash equivalents, end of period	$3,051,693	$9,134,252
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
For the Nine Months Ended December 31, 2006 and 2005
(Unaudited)

	2006	2005

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership decreased its prepaid acquisition fees and
costs and increased its investments in Local Limited Partnerships	$200,643	$-

The Partnership increased its investments in Local Limited Partnerships for unpaid payables to Local Limited Partnerships	$909,466	$-

The Partnership decreased its investments in Local Limited
Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$19,722	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2006, six months ended September 30, 2006 and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

The general partner of the Partnership is WNC National Partners, LLC. (the “General Partner”). The general partner of the General Partner is WNC & Associates, Inc. (“Associates”). The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of their own.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement.  Any remaining proceeds will then be paid to the Partnership.  The sale of a Housing Complex may be subject to other restrictions and obligations.  Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex.  Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership.  Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement).  The General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder.  Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2006.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and are being amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2006 and 2005, September 30, 2006 and 2005 and December 31, 2006 and 2005, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2006, September 30, 2006 and December 31, 2006, two investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006, the Partnership had cash equivalents of $5,775,000, $3,375,000, $2,875,000 and $7,700,000, respectively.

Concentration of Credit Risk

For all periods presented, the Partnership maintained cash and cash equivalent balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash and cash equivalents.

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

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period.  Calculation of diluted net loss per Partnership Unit is not required.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for the three months ended June 30, 2006 and 2005 was $11,164 and $1,991, respectively.  For the six months ended September 30, 2006 and 2005, amortization expense was $23,192 and $6,809, respectively, and for the nine months ended December 31, 2006 and 2005, amortization expense was $35,515 and $16,996, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For each of the three months ended June 30, 2006 and 2005, each of the six months ended September 30, 2006 and 2005, and each of the nine months ended December 31, 2006 and 2005, impairment loss related to investments in Local Limited Partnerships was $0.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. For each of the three months ended June 30, 2006 and 2005, each of the six months ended September 30, 2006 and 2005 and each of the nine months ended December 31, 2006 and 2005, the impairment loss was $0.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006, the Partnership had acquired limited partnership interests in 9, 10, 10 and 8 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 492, 550, 550 and 436 apartment units, respectively.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$9,465,751	$1,525,688
Capital contributions paid, net	312,167	2,024,053
Capital contributions payable	934,725	6,026,996
Impairment loss	-	(737,778)
Equity in losses of Local Limited Partnerships	(154,235)	(146,997)
Amortization of paid acquisition fees and costs	(11,129)	(27,310)
Capitalized acquisition fees and costs	151,927	988,537
Amortization of warehouse interest and costs	(35)	(133)
Syndication costs	-	(40,000)
Tax credit adjustments	-	(183,305)
Investments per balance sheet, end of period	$10,699,171	$9,465,751

	For the Six Months Ended September 30, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$9,465,751	$1,525,688
Capital contributions paid, net	737,336	2,024,053
Capital contributions payable	909,466	6,026,996
Impairment loss	-	(737,778)
Equity in losses of Local Limited Partnerships	(325,262)	(146,997)
Amortization of paid acquisition fees and costs	(23,122)	(27,310)
Capitalized acquisition fees and costs	200,643	988,537
Distributions received from Local Limited Partnerships	(2,000)	-
Amortization of warehouse interest and costs	(70)	(133)
Syndication costs	-	(40,000)
Tax credit adjustments	(18,956)	(183,305)
Investments per balance sheet, end of period	$10,943,786	$9,465,751

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$9,465,751	$1,525,688
Capital contribution paid, net	737,336	2,024,053
Capital contribution payable	909,466	6,026,996
Impairment loss	-	(737,778)
Equity in losses of Local Limited Partnerships	(508,051)	(146,997)
Amortization of paid acquisition fees and costs	(35,410)	(27,310)
Capitalized acquisition fees and costs	200,643	988,537
Distributions received from Local Limited Partnerships	(2,000)	-
Amortization of warehouse interest and costs	(105)	(133)
Syndication costs	-	(40,000)
Tax credit adjustments	(19,722)	(183,305)
Investments per balance sheet, end of period	$10,747,908	$9,465,751

	For the Three Months Ended June 30, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$9,432,077	$8,339,420
Acquisition fees and costs, net of accumulated amortization of $39,683 and $28,519	1,267,094	1,126,331
Investments per balance sheet, end of period	$10,699,171	$9,465,751

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$9,640,004	$8,339,420
Acquisition fees and costs, net of accumulated amortization of $51,711 and $28,519	1,303,782	1,126,331
Investments per balance sheet, end of period	$10,943,786	$9,465,751

	For the Nine Months Ended December 31, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$9,456,449	$8,339,420
Acquisition fees and costs, net of accumulated amortization of $64,034 and $28,519	1,291,459	1,126,331
Investments per balance sheet, end of period	$10,747,908	$9,465,751

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2006	2005
Revenues	$376,000	$-
Expenses:
Interest expense	103,000	-
Depreciation and amortization	145,000	-
Operating expenses	301,000	-
Total expenses	549,000	-

Net loss	$(173,000)	$-
Net loss allocable to the Partnership	$(173,000)	$-
Net loss recorded by the Partnership	$(154,000)	$-

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2006	2005
Revenues	$795,000	$447,000
Expenses:
Interest expense	222,000	33,000
Depreciation and amortization	303,000	35,000
Operating expenses	651,000	311,000
Total expenses	1,156,000	379,000

Net income (loss)	$(361,000)	$68,000
Net income (loss) allocable to the Partnership	$(356,000)	$68,000
Net income (loss) recorded by the Partnership	$(325,000)	$68,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2006	2005
Revenues	$1,235,000	$845,000
Expenses:
Interest expense	352,000	138,000
Depreciation and amortization	468,000	102,000
Operating expenses	960,000	569,000
Total expenses	1,780,000	809,000

Net income (loss)	$(545,000)	$36,000
Net income (loss) allocable to the Partnership	$(531,000)	$36,000
Net income (loss) recorded by the Partnership	$(508,000)	$36,000

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,051,330. As of June 30, September 30, December 31 and March 31, 2006, $37,890, $0, $0 and $156,056, respectively, were included in prepaid acquisition costs and fees and $1,013,440, $1,051,300, $1,051,330 and $895,274, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $30,560, $39,887, $49,443 and $22,063 as of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006, respectively.

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred acquisition costs of $300,380. As of June 30, September 30, December 31 and March 31, 2006, $10,826, $0, $0 and $44,587, respectively, were included in prepaid acquisition fees and costs and $289,554, $300,380, $300,380 and $255,793, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $8,938, $11,603, $14,335 and $6,305 as of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)
Selling commissions of 7% of the net proceeds from the sale of the Partnership Units is payable to WNC Capital Corp. As of June 30, September 30, December 31 and March 31, 2006, the Partnership incurred selling commissions of $927,820, $927,820, $929,045, and $926,945, respectively

(d)
A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Partnership Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Partnership Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. The Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $600,760 and dealer manager fees totaling $300,380 as of all periods presented.  All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Partnership Units.

(e)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $18,540 and $2,907 were incurred during the three months ended June 30, 2006 and 2005, respectively. For the six months ended September 30, 2006 and 2005, the Partnership incurred asset management fees of $42,399 and $15,142, respectively. Asset management fees of $68,960 and $30,941 were incurred during the nine months ended December 31, 2006 and 2005, respectively. The Partnership paid the General Partner or its affiliates $10,000 and $0 of those fees during the three months ended June 30, 2006 and 2005, respectively $20,000 and $0 during the six months ended September 30, 2006 and 2005, respectively, and $27,500 and $10,000 during the nine months ended December 31, 2006 and 2005, respectively.

(f)
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

(g)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during the each of three months ended June 30, 2006 and 2005, $4,906 and $0 during the six months ended September 30, 2006 and 2005, respectively, and $27,326 and $0 during the nine months ended December 31, 2006 and 2005, respectively.

(h)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  As of all periods presented the Partnership incurred financing costs of $2,511 and interest of $1,272 which are included in investments in Local Limited Partnerships.  The accumulated amortization of these financing costs and interest was $185, $221, $256 and $151 as of June 30, September 30, December 31 and March 31, 2006, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and
December 31, 2006
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2006

Asset management fee payable	$47,962	$61,821	$80,882	$38,081
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	4,906	22,075	1,302	-
Total	$52,868	$83,896	$82,184	$38,081

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $4,848,181, $3,109,070, $2,162,452 and $6,261,462 at June 30, September 30, December 31 and March 31, 2006, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 - DUE FROM INVESTORS

Limited Partners who subscribed for ten or more Partnership Units could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than nine months after the subscription date. As of March 31, 2006, the Partnership had received total subscriptions of 15,019 Partnership Units, which included $30,000 of promissory notes outstanding. Of the $30,000 outstanding, $21,340 was collected during the three months ended June 30, 2006 and the remaining $8,660 was collected during the three months ended December 31, 2006.

NOTE 6 – SUBSEQUENT EVENTS

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, the three and six months ended September 30, 2006 and 2005, and the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2006 consisted of $6,075,000 in cash and cash equivalents, aggregate investments in nine Local Limited Partnerships of $10,699,000 and $49,000 of other assets.  Liabilities at June 30, 2006 consisted of $53,000 of accrued fees and expenses due to General Partner and affiliates, $4,000 of accrued expenses and $4,848,000 in payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2006 consisted of $3,990,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $10,944,000. Liabilities at September 30, 2006 consisted of $84,000 of accrued fees and expenses due to General Partner and affiliates and $3,109,000 in payables to Local Limited Partnerships.

The Partnership’s assets at December 31, 2006 consisted of $3,052,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $10,748,000. Liabilities at December 31, 2006 consisted of $82,000 of accrued fees and expenses due to General Partner and affiliates and $2,162,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 The Partnership’s net loss for the three months ended June 30, 2006 was $(131,000), reflecting an increase of $(100,000) from the net loss experienced for the three months ended June 30, 2005 of $(31,000). Equity in losses of Local Limited Partnerships increased by $(154,000) for the three months ended June 30, 2006 as all of the Local Limited Partnerships were still leasing up and being acquired by the Partnership during the three months ended June 30, 2005. Therefore, no equity in losses was recorded during the three months ended June 30, 2005. The amortization expenses increased by $(9,000) for the three months ended June 30, 2006, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were acquired. The majority of the Local Limited Partnerships were acquired after June 30, 2005. The asset management fees increased by $(16,000) for the three months ended June 30, 2006.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. As additional investments were made after June 30, 2005, the invested assets increased, thereby resulting in a higher asset management fee for the three months ended June 30, 2006. The asset management expenses increased by $(5,000) during the three months ended June 30, 2006 due to the timing of necessary property inspections. The organization costs decreased by $25,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to the fact that the organization costs are generally incurred during the first year of the Partnership’s operation. Interest income increased by $59,000 for the three months ended June 30, 2006 because the cash balances maintained by the Partnership were significantly higher during the three months ended June 30, 2006 than the balances maintained during the three months ended June 30, 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 The Partnership’s net loss for the three months ended September 30, 2006 was $(177,000), reflecting a change of $(216,000) from the net income experienced for the three months ended September 30, 2005 of $39,000. Equity in losses of Local Limited Partnerships increased by $(239,000) for the three months ended September 30, 2006. Equity in losses can vary as a result of the operations of the underlying Housing Complexes fluctuating from year to year. Also, during the three months ended September 30, 2005, several of the Local Limited Partnerships were still leasing up and being acquired by the Partnership, and were therefore not producing losses allocable to the Partnership. The amortization expense increased by $(7,000) for the three months ended September 30, 2006, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were being acquired. The majority of those Local Limited Partnerships were acquired after September 30, 2005. The asset management fees increased by $(12,000) for the three months ended September 30, 2006.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. As additional investments were made after September 30, 2005, the invested assets increased, thereby resulting in a higher asset management fee for the three months ended September 30, 2006.  The asset management expenses increased by $(2,000) during the three months ended September 30, 2006 due to the timing of the necessary property inspections. The accounting and legal fees decreased by $4,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the timing of the accounting work performed. Interest income increased by $40,000 for the three months ended September 30, 2006 because the cash balances maintained by the Partnership increased significantly for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005  The Partnership’s net loss for the six months ended September 30, 2006 was $(308,000), reflecting a change of $(316,000) from the net income experienced for the six months ended September 30, 2005 of $8,000. Equity in losses of Local Limited Partnerships increased by $(393,000) for the six months ended September 30, 2006. Equity in losses can vary due to the operations of the underlying Housing Complexes fluctuating from year to year. Also, during the six months ended September 30, 2005, several of the Local Limited Partnerships were still leasing up and being acquired by the Partnership, and were therefore not producing losses allocable to the Partnership. The amortization expenses increased by $(16,000) for the six months ended September 30, 2006, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were being acquired. The majority of those Local Limited Partnerships were acquired after September 30, 2005. The asset management fees increased by $(27,000) for the six months ended September 30, 2006.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable.  As additional investments were made after September 30, 2005, the invested assets increased, thereby resulting in a higher asset management fee for the six months ended September 30, 2006. The asset management expenses increased by $(7,000) during  the  six  months ended  September  30,  2006  due  to  the  timing  of  the necessary property inspections.  The organization costs decreased by $26,000 for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the fact that the organization costs are generally incurred during the first year of the Partnership’s operations. The accounting and legal fees decreased by $3,000 for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the timing of the accounting work performed. Interest income increased by $99,000 for the six months ended September 30, 2006 because the cash balances maintained by the Partnership increased significantly for the six months ended September 30, 2006 compared to the six months ended September 30, 2005.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005  The Partnership’s net loss for the three months ended December 31, 2006 was $(193,000), reflecting a change of $(134,000) from the net loss experienced for the three months ended December 31, 2005 of $(59,000). Equity in losses of Local Limited Partnerships increased by $(151,000) for the three months ended December 31, 2006. Equity in losses can vary based on the operations of the underlying Housing Complexes fluctuating from year to year. Also, during the three months ended December 31, 2005, several of the Local Limited Partnerships were still leasing up and being acquired by the Partnership, and were therefore not producing losses allocable to the Partnership. The amortization expenses increased by $(2,000) for the three months ended December 31, 2006. As the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were being acquired. Several of those Local Limited Partnerships were acquired after December 31, 2005. The asset management fees increased $(11,000) for the three months ended December 31, 2006.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. As additional investments were made after December 31, 2005, the invested assets increased, thereby resulting in a higher asset management fee for the three months ended December 31, 2006. The asset management expenses increased by $(1,000) during the three months ended December 31, 2006 due to the timing of the necessary property inspections.  The accounting and legal fees decreased by $9,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due to the timing of the accounting work performed.  Interest income increased by $20,000 for the three months ended December 31, 2006 because the cash balances maintained by the Partnership increased significantly for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005  The Partnership’s net loss for the nine months ended December 31, 2006 was $(501,000), reflecting an increase of $(461,000) from the net loss experienced for the nine months ended December 31, 2005 of $(40,000). Equity in losses of Local Limited Partnerships increased by $(544,000) for the nine months ended December 31, 2006. Equity in losses can vary based on the operations of the underlying Housing Complexes fluctuating from year to year. Also, during the nine months ended December 31, 2005, several of the Local Limited Partnerships were still leasing up and being acquired by the Partnership, and were therefore not producing losses allocable to the Partnership. The amortization expense increased by $(19,000) for the nine months ended December 31, 2006, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were being acquired. Several of those Local Limited Partnerships were acquired after December 31, 2005. The asset management fees increased $(38,000) for the nine months ended December 31, 2006.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. As additional investments were made after December 31, 2005, the invested assets increased, thereby resulting in a higher asset management fee for the nine months ended December 31, 2006.  The asset management expenses increased by $(8,000) during the nine months ended December 31, 2006 due to the timing of the necessary property inspections. The organization costs decreased by $26,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the fact that the organization costs are generally incurred during the first year of the Partnership’s operations. The accounting and legal fees decreased by $1,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the timing of the accounting work performed.  Interest income increased by $119,000 for the nine months ended December 31, 2006 due to the fact that the cash balances maintained by the Partnership increased significantly for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005.

Capital Resources and Liquidity

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005  Net cash and cash equivalents used during the three months ended June 30, 2006 was $(2,591,000), compared to net cash and cash equivalents provided during the three months ended June 30, 2005 of $1,962,000. The change was mainly due to the fact that during the three months ended June 30, 2005, the Partnership received $3,559,000 of capital contribution compared to $21,000 of payments on investor promissory notes received during the three months ended June 30, 2005. The Partnership paid $1,000 of offering expenses to the General Partner during the three months of June 30, 2006 compared to $445,000 paid during the three months ended June 30, 2005 as all sales were made during the year ended March 31, 2006. The Partnership paid $2,660,000 of capital contributions to Local Limited Partnerships during the three months ended June 30, 2006 compared to $515,000 of capital contributions paid during the three months ended June 30, 2005. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership paid $332,000 of acquisition fees and costs during the three months ended June 30, 2005 compared to no such payments during the three months ended June 30, 2006. The Partnership also loaned $135,000 to one of the Local Limited Partnerships during the three months ended June 30, 2005 compared to no such loans during the three months ended June 30, 2005. Additionally, during the three months ended June 30, 2006, the Partnership paid $(10,000) of accrued asset management fees compared to no asset management fees paid during the three months ended June 30, 2005.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005  Net cash and cash equivalents used during the six months ended September 30, 2006 was $(4,676,000), compared to net cash and cash equivalents provided during the six months ended September 30, 2005 of $6,081,000. The change was mainly due to the fact that during the six months ended September 30, 2005, the Partnership received capital contributions of $9,675,000 compared to $21,000 in payments on investor promissory notes received during the six months ended September 30, 2006. The Partnership paid $1,000 of offering expenses to the General Partner during the six months of September 30, 2006 compared to $1,242,000 paid during the six months ended September 30, 2005 as all sales were made during the year ended March 31, 2006. The Partnership paid $4,780,000 of capital contributions to Local Limited Partnerships during the six months ended September 30, 2006 compared to $813,000 of capital contributions paid during the six months ended September 30, 2005. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership paid $864,000 of acquisition fees and costs during the six months ended September 30, 2005 compared to no such payments during the six months ended September 30, 2006. In addition, the Partnership reimbursed $(5,000) of operating advances to the General Partner or an affiliate during the six months ended September 30, 2006, compared to no reimbursements during the six months ended September 30, 2005. Additionally, during the six months ended September 30, 2006, the Partnership paid $(20,000) in accrued asset management fees compared to no asset management fees paid during the six months ended September 30, 2005.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. During the six months ended September 30, 2006, the partnership received $2,000 of distributions from one of the Local Limited Partnerships, compared to no distributions received during the six months ended September 30, 2005.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005  Net cash and cash equivalents used during the nine months ended December 31, 2006 was $(5,614,000), compared to net cash and cash equivalents provided during the nine months ended December 31, 2005 of $7,251,000. The change was mainly due to the fact that during the nine months ended December 31, 2005, the Partnership received capital contributions of $10,806,000 compared to $30,000 of payments on investor promissory notes received during the nine months ended December 31, 2006. The Partnership paid $2,000 of offering expenses to the General Partner during the nine months of December 31, 2006 compared to $1,383,000 paid during the nine months ended December 31, 2005 as all sales were made during the year ended March 31, 2006. The Partnership paid $5,726,000 of capital contributions to Local Limited Partnerships during the nine months ended December 31, 2006 compared to $1,307,000 of capital contributions paid during the nine months ended December 31, 2005. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership paid $985,000 of acquisition fees and costs during the nine months ended December 31, 2005 compared to no such payments during the nine months ended December 31, 2006. In addition, the Partnership reimbursed $(27,000) of operating advances to the General Partner or an  affiliate  during  the  nine  months  ended  December  31,  2006, compared to no reimbursements during the nine months ended December 31, 2005. Additionally, during the nine months ended December 31, 2006, the Partnership paid $(28,000) in accrued asset management fees compared to $(10,000) of asset management fees paid during the nine months ended December 31, 2005.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. During the nine months ended December 31, 2006, the Partnership received $2,000 of distributions from one of the Local Limited Partnership, compared to no distributions received during the nine months ended December 31, 2005.

During the three, six and nine months ended June 30, 2006, September 30, 2006 and December 31, 2006, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $15,000, $46,000 and $44,000, respectively, as compared to March 31, 2006. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4. Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

By:  WNC National Partners, LLC.   General Partner

By: /s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: August 26, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 26, 2011