Form 10-Q
period 2007-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2011-08-26
CIK 1253329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
For the quarterly period ended September 30, 2007
For the quarterly period ended December 31, 2007

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

Yes   No       X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   No      X

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
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2007
For the quarterly period ended September 30, 2007
For the quarterly period ended December 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2007 and 2006	4
	For the Three and Six Months Ended September 30, 2007 and 2006	5
	For the Three and Nine Months Ended December 31, 2007 and 2006	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2007	7
	For the Six Months Ended September 30, 2007	7
	For the Nine Months Ended December 31, 2007	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2007 and 2006	8
	For the Six Months Ended September 30, 2007 and 2006	9
	For the Nine Months Ended December 31, 2007 and 2006	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	(Removed and Reserved)	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2007
ASSETS
Cash and cash equivalents	$2,295,406	$1,604,117	$1,498,110	$2,630,727
Investments in Local Limited Partnerships, net (Notes 2 and 3)	10,264,996	10,515,526	10,188,367	10,552,797

Total Assets	$12,560,402	$12,119,643	$11,686,477	$13,183,524

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$1,333,351	$1,154,604	$987,840	$1,712,536
Accrued expenses	-	9,765	9,765	-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	161,860	195,401	232,318	127,191

Total Liabilities	1,495,211	1,359,770	1,229,923	1,839,727

Partners’ Equity (Deficit):
General Partner	(1,939)	(2,244)	(2,547)	(1,660)
Limited Partners (25,000 Partnership Units authorized; 15,019 Partnership Units issued and outstanding)	11,067,130	10,762,117	10,459,101	11,345,457

Total Partners’ Equity (Deficit)	11,065,191	10,759,873	10,456,554	11,343,797

Total Liabilities and Partners’ Equity (Deficit)	$12,560,402	$12,119,643	$11,686,477	$13,183,524

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
	Three Months	Three Months

Reporting fees	$12,202	$-

Operating expenses:
Amortization (Note 2)	12,322	11,164
Asset management fees (Note 3)	41,180	18,540
Asset management expenses	-	4,901
Accounting and legal fees	112	1,057
Other	877	289

Total operating expenses	54,491	35,951

Loss from operations	(42,289)	(35,951)

Equity in losses of Local Limited Partnerships (Note 2)	(260,720)	(154,235)

Interest income	24,403	59,179

Net loss	$(278,606)	$(131,007)

Net loss allocated to:
General Partner	$(279)	$(131)

Limited Partners	$(278,327)	$(130,876)

Net loss per Partnership Unit	$(19)	$(9)

Outstanding weighted Partnership Units	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2007 and 2006
 (Unaudited)

	2007		2006
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$2,000	$14,202	$-	$-

Operating expenses:
Amortization (Note 2)	12,322	24,644	12,028	23,192
Asset management fees (Note 3)	41,836	83,016	23,859	42,399
Asset management expenses	1,946	1,946	2,465	7,366
Accounting and legal fees	12,638	12,750	14,454	15,511
Other	33	910	1,007	1,296

Total operating expenses	68,775	123,266	53,813	89,764

Loss from operations	(66,775)	(109,064)	(53,813)	(89,764)

Equity in losses of Local Limited
Partnerships (Note 2)	(260,720)	(521,440)	(171,027)	(325,262)

Interest income	22,177	46,580	47,640	106,819

Net loss	$(305,318)	$(583,924)	$(177,200)	$(308,207)

Net loss allocated to:
General Partner	$(305)	$(584)	$(177)	$(308)

Limited Partners	$(305,013)	$(583,340)	$(177,023)	$(307,899)

Net loss per Partnership Unit	$(20)	$(39)	$(12)	$(21)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2007 and 2006
 (Unaudited)

	2007		2006
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$1,000	$15,202	$-	$-

Operating expenses:
Amortization (Note 2)	12,322	36,966	12,323	35,515
Asset management fees (Note 3)	41,769	124,785	26,561	68,960
Asset management expenses	2,442	4,388	1,000	8,366
Accounting and legal fees	318	13,068	162	15,673
Other	-	910	486	1,782

Total operating expenses	56,851	180,117	40,532	130,296

Loss from operations	(55,851)	(164,915)	(40,532)	(130,296)

Equity in losses of Local Limited
Partnerships (Note 2)	(260,720)	(782,160)	(182,789)	(508,051)

Interest income	13,252	59,832	30,033	136,852

Net loss	$(303,319)	$(887,243)	$(193,288)	$(501,495)

Net loss allocated to:
General Partner	$(303)	$(887)	$(193)	$(501)

Limited Partners	$(303,016)	$(886,356)	$(193,095)	$(500,994)

Net loss per Partnership Unit	$(20)	$(59)	$(13)	$(33)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2007, Six Months Ended September 30, 2007
 and Nine Months Ended December 31, 2007
 (Unaudited)

For the Three Months Ended June 30, 2007
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(1,660)	$11,345,457	$11,343,797

Net loss	(279)	(278,327)	(278,606)

Partners’ equity (deficit) at June 30, 2007	$(1,939)	$11,067,130	$11,065,191

For the Six Months Ended September 30, 2007
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(1,660)	$11,345,457	$11,343,797

Net loss	(584)	(583,340)	(583,924)

Partners’ equity (deficit) at September 30, 2007	$(2,244)	$10,762,117	$10,759,873

For the Nine Months Ended December 31, 2007
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(1,660)	$11,345,457	$11,343,797

Net loss	(887)	(886,356)	(887,243)

Partners’ equity (deficit) at December 31, 2007	$(2,547)	$10,459,101	$10,456,554

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(278,606)	$(131,007)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	12,322	11,164
Equity in losses of Local Limited Partnerships	260,720	154,235
Increase in accrued fees and expenses due to
General Partner and affiliates	34,669	14,787
Net cash provided by operating activities	29,105	49,179

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(364,426)	(2,660,173)

Net cash used in investing activities	(364,426)	(2,660,173)

Cash flows from financing activities:
Collection of promissory notes	-	21,340
Offering expenses	-	(875)

Net cash provided by financing activities	-	20,465

Net decrease in cash and cash equivalents	(335,321)	(2,590,529)

Cash and cash equivalents, beginning of period	2,630,727	8,665,859

Cash and cash equivalents, end of period	$2,295,406	$6,075,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING
ACTIVITIES:

The Partnership decreased its prepaid acquisition fees and
costs and increased its investments in Local Limited Partnerships	$-	$151,927

The Partnership increased its investments in Local Limited Partnerships for unpaid payables to Local Limited Partnerships	$-	$934,725
The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$14,759	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(583,924)	$(308,207)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	24,644	23,192
Equity in losses of Local Limited Partnerships	521,440	325,262
Increase (decrease) in accrued expenses	9,765	(4,150)
Increase in accrued fees and expenses due to
General Partner and affiliates	68,210	45,815
Net cash provided by operating activities	40,135	81,912

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(1,068,068)	(4,780,238)
Distributions received from Local Limited Partnerships	1,323	2,000
Net cash used in investing activities	(1,066,745)	(4,778,238)

Cash flows from financing activities:
Collection of promissory notes	-	21,340
Offering expenses	-	(875)

Net cash provided by financing activities	-	20,465

Net decrease in cash and cash equivalents	(1,026,610)	(4,675,861)

Cash and cash equivalents, beginning of period	2,630,727	8,665,859

Cash and cash equivalents, end of period	$1,604,117	$3,989,998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS- CONTINUED
For the Six Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership decreased its prepaid acquisition fees and
costs and increased its investments in Local Limited Partnerships	$-	$200,643

The Partnership increased its investments in Local Limited Partnerships for unpaid payables to Local Limited Partnerships	$-	$909,466

The Partnership increased (decreased) its investments in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$510,136	$(18,956)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(887,243)	$(501,495)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	36,966	35,515
Equity in losses of Local Limited Partnerships	782,160	508,051
Increase (decrease) in accrued expenses	9,765	(4,150)
Increase in accrued fees and expenses due to
General Partner and affiliates	105,127	44,103
Net cash provided by operating activities	46,775	82,024

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(1,180,715)	(5,726,090)
Distributions received from Local Limited Partnerships	1,323	2,000
Net cash used in investing activities	(1,179,392)	(5,724,090)

Cash flows from financing activities:
Collection of promissory notes	-	30,000
Offering expenses	-	(2,100)

Net cash provided by financing activities	-	27,900

Net decrease in cash and cash equivalents	(1,132,617)	(5,614,166)

Cash and cash equivalents, beginning of period	2,630,727	8,665,859

Cash and cash equivalents, end of period	$1,498,110	$3,051,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS- CONTINUED
For the Nine Months Ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership decreased its prepaid acquisition fees and
costs and increased its investments in Local Limited Partnerships	$-	$200,643

The Partnership increased its investments in Local Limited Partnerships for unpaid payables to Local Limited Partnerships	$-	$909,466

The Partnership increased (decreased) its investments in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$456,019	$(19,722)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2007, six months ended September 30, 2007 and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

The general partner of the Partnership is WNC National Partners, LLC. (the “General Partner”). The general partner of the General Partner is WNC & Associates Inc. (“Associates”). The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of their own.

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
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
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
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2007 and 2006, September 30, 2007 and 2006 and December 31, 2007 and 2006, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2007, September 30, 2007 and December 31, 2007, two investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007, the Partnership had cash equivalents of approximately $2,235,000, $1,533,000, $1,439,000 and $2,593,000, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships.  The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships.  Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for the three months ended June 30, 2007 and 2006 was $12,322 and $11,164, respectively.  For the six months ended September 30, 2007 and 2006, amortization expense was $24,644 and $23,192, respectively, and for the nine months ended December 31, 2007 and 2006, amortization expense was $36,966 and $35,515, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For each of the three months ended June 30, 2007 and 2006, each of the six months ended September 30, 2007 and 2006 and each of the nine months ended December 31, 2007 and 2006, impairment loss related to investments in Local Limited Partnerships was $0.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. For each of the three months ended June 30, 2007 and 2006, each of the six months ended September 30, 2007 and 2006 and each of the nine months ended December 31, 2007 and 2006, the impairment loss was $0.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of all periods presented, the Partnership had acquired limited partnership interests in ten Local Limited Partnerships each of which owns one Housing Complex, consisting of an aggregate of 550 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$10,552,797	$9,465,751
Capital contribution paid, net	-	869,776
Capital contribution payable	-	777,026
Equity in losses of Local Limited Partnerships	(260,720)	(690,840)
Amortization of paid acquisition fees and costs	(12,287)	(47,697)
Capitalized acquisition fees and costs	-	200,643
Amortization of warehouse interest and costs	(35)	(140)
Distributions received from Local Limited Partnerships	-	(2,000)
Tax credits adjustments	(14,759)	(19,722)
Investments per balance sheet, end of period	$10,264,996	$10,552,797

	For the Six Months Ended September 30, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$10,552,797	$9,465,751
Capital contribution paid, net	-	869,776
Capital contribution payable	-	777,026
Equity in losses of Local Limited Partnerships	(521,440)	(690,840)
Amortization of paid acquisition fees and costs	(24,574)	(47,697)
Capitalized acquisition fees and costs	-	200,643
Amortization of warehouse interest and costs	(70)	(140)
Distributions received from Local Limited Partnerships	(1,323)	(2,000)
Tax credit adjustments	510,136	(19,722)
Investments per balance sheet, end of period	$10,515,526	$10,552,797

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2007	For the Year Ended March 31, 2007
Investments per balance sheet, beginning of period	$10,552,797	$9,465,751
Capital contribution paid, net	-	869,776
Capital contribution payable	-	777,026
Equity in losses of Local Limited Partnerships	(782,160)	(690,840)
Amortization of paid acquisition fees and costs	(36,861)	(47,697)
Capitalized acquisition fees and costs	-	200,643
Amortization of warehouse interest and costs	(105)	(140)
Distributions received from Local Limited Partnerships	(1,323)	(2,000)
Tax credit adjustments	456,019	(19,722)
Investments per balance sheet, end of period	$10,188,367	$10,552,797

	For the Three Months Ended June 30, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$8,998,181	$9,273,660
Acquisition fees and costs, net of accumulated amortization of $88,678 and $76,356	1,266,815	1,279,137
Investments per balance sheet, end of period	$10,264,996	$10,552,797

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$9,261,033	$9,273,660
Acquisition fees and costs, net of accumulated amortization of $101,000 and $76,356	1,254,493	1,279,137
Investments per balance sheet, end of period	$10,515,526	$10,552,797

	For the Nine Months Ended December 31, 2007	For the Year Ended March 31, 2007
Investments in Local Limited Partnerships, net	$8,946,196	$9,273,660
Acquisition fees and costs, net of accumulated amortization of $113,322 and $76,356	1,242,171	1,279,137
Investments per balance sheet, end of period	$10,188,367	$10,552,797

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2007	2006
Revenues	$734,000	$376,000
Expenses:
Interest expense	246,000	103,000
Depreciation and amortization	278,000	145,000
Operating expenses	477,000	301,000
Total expenses	1,001,000	549,000

Net loss	$(267,000)	$(173,000)
Net loss allocable to the Partnership	$(267,000)	$(173,000)
Net loss recorded by the Partnership	$(261,000)	$(154,000)

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2007	2006
Revenues	$1,468,000	$795,000
Expenses:
Interest expense	493,000	222,000
Depreciation and amortization	555,000	303,000
Operating expenses	954,000	651,000
Total expenses	2,002,000	1,156,000

Net loss	$(534,000)	$(361,000)
Net loss allocable to the Partnership	$(533,000)	$(356,000)
Net loss recorded by the Partnership	$(521,000)	$(325,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2007	2006
Revenues	$2,202,000	$1,235,000
Expenses:
Interest expense	739,000	352,000
Depreciation and amortization	833,000	468,000
Operating expenses	1,431,000	960,000
Total expenses	3,003,000	1,780,000

Net loss	$(801,000)	$(545,000)
Net loss allocable to the Partnership	$(800,000)	$(531,000)
Net loss recorded by the Partnership	$(782,000)	$(508,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,051,330, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $68,555, $78,111, $87,667 and $58,999 as of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred acquisition costs of $300,380, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $19,797, $22,528, $25,259 and $17,066 as of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007, respectively.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $41,180 and $18,540 were incurred during the three months ended June 30, 2007 and 2006, respectively. For the six months ended September 30, 2007 and 2006, the Partnership incurred asset management fees of $83,016 and $42,399, respectively. Asset management fees of $124,785 and $68,960 were incurred during the nine months ended December 31, 2007 and 2006, respectively. The Partnership paid the General Partner or its affiliates $7,500 and $10,000 of those fees during the three months ended June 30, 2007 and 2006, respectively, $15,000 and $20,000 during the six months ended September 30, 2007 and 2006, respectively, and $15,000 and $27,500 during the nine months ended December 31, 2007 and 2006, respectively.

(d)
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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during the each of three months ended June 30, 2007 and 2006, $5,647 and $4,906 during the six months ended September 30, 2007 and 2006, respectively, and $13,259 and $27,326 during the nine months ended December 31, 2007 and 2006, respectively.

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  As of the end of all periods presented, the Partnership incurred financing costs of $2,511 and interest of $1,272 which are included in investments in Local Limited Partnerships.  The accumulated amortization of these financing costs and interest was $326, $361, $396, and $291 as of June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2007, September 30, 2007 and
December 31, 2007
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2007

Asset management fee payable	$156,213	$190,549	$232,318	$122,533
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	5,647	4,852	-	4,658
Total	$161,860	$195,401	$232,318	$127,191

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $1,333,351, $1,154,604, $987,840 and $1,712,536 at June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2007 respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – SUBSEQUENT EVENTS

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006, the three and six months ended September 30, 2007 and 2006, and the three and nine months ended December 31, 2007 and 2006, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2007 consisted of $2,295,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $10,265,000. Liabilities at June 30, 2007 consisted of $162,000 of accrued fees and expenses due to General Partner and affiliates and $1,333,000 in payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2007 consisted of $1,604,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $10,516,000. Liabilities at September 30, 2007 consisted of $195,000 of accrued fees and expenses due to General Partner and affiliates, $1,155,000 in payables to Local Limited Partnerships and $10,000 of accrued expenses.

The Partnership’s assets at December 31, 2007 consisted of $1,498,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $10,188,000. Liabilities at December 31, 2007 consisted of $232,000 of accrued fees and expenses due to General Partner and affiliates, $988,000 in payables to Local Limited Partnerships and $10,000 of accrued expenses.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 The Partnership’s net loss for the three months ended June 30, 2007 was $(279,000), reflecting an increase of $(148,000) from the net loss experienced for the three months ended June 30, 2006 of $(131,000). Equity in losses of Local Limited Partnerships increased by $(106,000) for the three months ended June 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year. During the three months ended June 30, 2007, the Partnership collected $12,000 of reporting fees from Local Limited Partnerships compared to no reporting fees collected during the three months ended June 30, 2006. Reporting fees can fluctuate from period to period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The asset management fees increased by $(23,000) for the three months ended June 30, 2007.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the permanent mortgage payable. As additional investments were made after June 30, 2006, the invested assets increased, thereby resulting in a higher asset management fee for the three months ended June 30, 2007.  The asset management expenses decreased by $5,000 during the three months ended June 30, 2007 due to the timing of the necessary property inspections.  Interest income decreased by $(35,000) for the three months ended June 30, 2007 due to the fact that the cash balances maintained by the Partnership declined significantly for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 The Partnership’s net loss for the three months ended September 30, 2007 was $(305,000), reflecting an increase of $(128,000) from the net loss experienced for the three months ended September 30, 2006 of $(177,000). Equity in losses of Local Limited Partnerships increased by $(90,000) for the three months ended September 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year. During the three months ended September 30, 2007, the Partnership collected $2,000 in reporting fees from Local Limited Partnerships compared to no reporting fees collected during the three months ended September 30, 2006. Reporting fees can fluctuate from period to period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The asset management fees increased by $(18,000) for the three months ended September 30, 2007.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the permanent mortgage payable.  A significant tax credit adjustment was recorded during the three months ended September 30, 2007 which increased the equity contributed, thereby increasing the invested assets and asset management fee.  The asset management expenses decreased by $1,000 during the three months ended September 30, 2007 due to the timing of the necessary property inspections.  The accounting and legal fees decreased by $2,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the timing of the accounting work performed. Interest income decreased by $(25,000) for the three months ended September 30, 2007 due to the fact that the cash balances maintained by the Partnership declined significantly for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006  The Partnership’s net loss for the six months ended September 30, 2007 was $(584,000), reflecting an increase of $(276,000) from the net losses experienced for the six months ended September 30, 2006 of $(308,000). Equity in losses of Local Limited Partnerships increased by $(196,000) for the six months ended September 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year. During the six months ended September 30, 2007, the Partnership collected $14,000 in reporting fees from Local Limited Partnerships compared to no reporting fees collected during the six months ended September 30, 2006. Reporting fees can fluctuate from period to period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The asset management fees increased by $(41,000) for the six months ended September 30, 2007.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable.  A significant tax credit adjustment was recorded during the six months ended September 30, 2007 which increased the equity contributed, thereby increasing the invested assets and asset management fee.  The asset management expenses decreased by $5,000 during the six months ended September 30, 2007 due to the timing of the necessary property inspections.  The accounting and legal fees decreased by $3,000 for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to the timing of the accounting work performed. Interest income decreased by $(60,000) for the six months ended September 30, 2007 due to the fact that the cash balances maintained by the Partnership declined significantly for the six months ended September 30, 2007 compared to the six months ended September 30, 2006.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006  The Partnership’s net loss for the three months ended December 31, 2007 was $(303,000), reflecting an increase of $(110,000) from the net loss experienced for the three months ended December 31, 2006 of $(193,000). Equity in losses of Local Limited Partnerships increased by $(78,000) for the three months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year. During the three months ended December 31, 2007, the Partnership collected $1,000 of reporting fees from Local Limited Partnerships compared to no reporting fees collected during the three months ended December 31, 2006. Reporting fees can fluctuate from period to period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The asset management fees increased $(15,000) for the three months ended December 31, 2007.  The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable.  A significant tax credit adjustment was recorded during 2007 which increased the equity contributed, thereby increasing the invested assets and asset management fee.  The asset management expenses increased by $(1,000) during the three months ended December 31, 2007 due to the timing of the necessary property inspections.  Interest income decreased by $(17,000) for the three months ended December 31, 2007 due to the fact that the cash balances maintained by the Partnership declined significantly for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006  The Partnership’s net loss for the nine months ended December 31, 2007 was $(887,000), reflecting an increase of $(386,000) from the net loss experienced for the nine months ended December 31, 2006 of $(501,000). Equity in losses of Local Limited Partnerships increased by $(274,000) for the nine months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year. During the nine months ended December 31, 2007, the Partnership collected $15,000 in reporting fees from Local Limited Partnerships compared to no reporting fees collected during the nine months ended December 31, 2006.  Reporting fees can fluctuate from period to period due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Amortization expense increased by $(1,000) for the nine months ended December 31, 2007 as Local Limited Partnerships were still being acquired during the nine months ended December 31, 2006.  The acquisition costs and fees are capitalized and amortized as the acquisitions are made.  The asset management fees increased $(56,000) for the nine months ended December 31, 2007.    The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable.  A significant tax credit adjustment was recorded during the nine months ended December 31, 2007 which increased the equity contributed, thereby increasing the invested assets and asset management fee.  The asset management expenses decreased by $4,000 during the nine months ended December 31, 2007 due to the timing of the necessary property inspections. The accounting and legal fees decreased by $3,000 for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the timing of the accounting work performed.  Interest income decreased by $(77,000) for the nine months ended December 31, 2007 due to the fact that the cash balances maintained by the Partnership declined significantly for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.

Capital Resources and Liquidity

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006  Net cash and cash equivalents used during the three months ended June 30, 2007 was $(335,000), compared to net cash and cash equivalents used during the three months ended June 30, 2006 of $(2,591,000). The change was mainly due to the fact that the Partnership paid $(364,000) of capital contributions to Local Limited Partnerships during the three months ended June 30, 2007 compared to $(2,660,000) of capital contributions paid during the three months ended June 30, 2006. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. During the three months ended June 30, 2006, the Partnership received $21,000 of capital contributions compared to no capital contributions received during the three months ended June 30, 2007. The Partnership paid $1,000 of offering expenses to the General Partner during the three months ended June 30, 2006 compared to no such payments during the three months ended June 30, 2007. Additionally, during the three months ended June 30, 2007, the Partnership paid $(8,000) in accrued asset management fees compared to $(10,000) of asset management fees paid during the three months ended June 30, 2006.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expense reimbursements will be paid to the General Partner or affiliate.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006  Net cash and cash equivalents used during the six months ended September 30, 2007 was $(1,027,000), compared to net cash and cash equivalents used during the six months ended September 30, 2006 of $(4,676,000). The change was mainly due to the fact that the Partnership paid $(1,068,000) of capital contributions to Local Limited Partnerships during the six months ended September 30, 2007 compared to $(4,780,000) of capital contributions paid during the six months ended September 30, 2006. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. During the six months of September 30, 2006, the Partnership received $21,000 of capital contributions compared to no capital contributions received during the six months ended September 30, 2007. The Partnership paid $1,000 of offering expenses to the General Partner during the six months ended September 30, 2006 compared to no such payments during the six months ended September 30, 2007. In addition, the Partnership reimbursed $(6,000) of operating advances to the General Partner or an affiliate during the six months ended September 30, 2007, compared to $(5,000) paid during the six months ended September 30, 2006. Additionally, during the six months ended September 30, 2007, the Partnership paid $(15,000) in accrued asset management fees compared to $(20,000) of asset management fees paid during the six months ended September 30, 2006.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expense reimbursements will be paid to the General Partner or affiliate. During the six months ended September 30, 2007, the Partnership received $1,000 of distributions from one of the Local Limited Partnerships, compared to $2,000 of distributions received during the six months ended September 30, 2006.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006  Net cash and cash equivalents used during the nine months ended December 31, 2007 was $(1,133,000), compared to net cash and cash equivalents used during the nine months ended December 31, 2006 of $(5,614,000). The change was mainly due to the fact the Partnership paid $1,181,000 of capital contributions to Local Limited Partnerships during the nine months ended December 31, 2007 compared to $5,726,000 of capital contributions paid during the nine months ended December 31, 2006. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. During the nine months of December 31, 2006, the Partnership received $30,000 of capital contributions compared to no capital contributions received during the nine months ended December 31, 2007. The Partnership paid $(2,000) of offering expenses to the General Partner during the nine months of December 31, 2006 compared to no such payments during the nine months ended December 31, 2007. In addition, the Partnership reimbursed $(13,000) of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2007, compared to $(27,000) reimbursed during the nine months ended December 31, 2006. Additionally, during the nine months ended December 31, 2007, the Partnership paid $(15,000) in accrued asset management fees compared to $(28,000) of asset management fees paid during the nine months ended December 31, 2006.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expense reimbursements will be paid to the General Partner or affiliate. During the nine months ended December 31, 2007, the Partnership received $1,000 of distributions from Local Limited Partnerships, compared to $2,000 of distributions received during the nine months ended December 31, 2006.

During the three, six and nine months ended June 30, 2007, September 30, 2007 and December 31, 2007, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $35,000, $68,000 and $105,000, respectively, as compared to March 31, 2007. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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