Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2011-08-26
CIK 1253329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

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
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2008 and 2007	4
	For the Three and Six Months Ended September 30, 2008 and 2007	5
	For the Three and Nine Months Ended December 31, 2008 and 2007	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2008	7
	For the Six Months Ended September 30, 2008	7
	For the Nine Months Ended December 31, 2008	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2008 and 2007	8
	For the Six Months Ended September 30, 2008 and 2007	9
	For the Nine Months Ended December 31, 2008 and 2007	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008
ASSETS
Cash and cash equivalents	$1,499,233	$1,318,547	$1,295,792	$1,493,843
Investments in Local Limited Partnerships, net (Notes 2 and 3)	9,637,562	9,429,262	9,220,962	9,845,862

Total Assets	$11,136,795	$10,747,809	$10,516,754	$11,339,705

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$918,378	$748,429	$723,429	$918,378
Accrued expenses	9,765	-	-	9,765
Accrued fees and expenses due to General Partner and affiliates (Note 3)	310,850	334,424	381,075	268,005

Total Liabilities	1,238,993	1,082,853	1,104,504	1,196,148

Partners’ Equity (Deficit):
General Partner	(3,106)	(3,339)	(3,591)	(2,860)
Limited Partners (25,000 Partnership Units authorized; 15,019 Partnership Units issued and outstanding)	9,900,908	9,668,295	9,415,841	10,146,417

Total Partners’ Equity (Deficit)	9,897,802	9,664,956	9,412,250	10,143,557

Total Liabilities and Partners’ Equity (Deficit)	$11,136,795	$10,747,809	$10,516,754	$11,339,705

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	Three Months	Three Months

Reporting fees	$1,560	$12,202

Operating expenses:
Amortization (Note 2)	12,322	12,322
Asset management fees (Note 3)	41,682	41,180
Asset management expenses	113	-
Accounting and legal fees	-	112
Other	1,050	877

Total operating expenses	55,167	54,491

Loss from operations	(53,607)	(42,289)

Equity in losses of Local Limited Partnerships (Note 2)	(195,978)	(260,720)

Interest income	3,830	24,403

Net loss	$(245,755)	$(278,606)

Net loss allocated to:
General Partner	$(246)	$(279)

Limited Partners	$(245,509)	$(278,327)

Net loss per Partnership Unit	$(16)	$(19)

Outstanding weighted Partnership Units	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$15,645	$17,205	$2,000	$14,202

Operating expenses:
Amortization (Note 2)	12,322	24,644	12,322	24,644
Asset management fees (Note 3)	41,682	83,364	41,836	83,016
Asset management expenses	1,199	1,312	1,946	1,946
Accounting and legal fees	866	866	12,638	12,750
Other	-	1,050	33	910

Total operating expenses	56,069	111,236	68,775	123,266

Loss from operations	(40,424)	(94,031)	(66,775)	(109,064)

Equity in losses of Local Limited
Partnerships (Note 2)	(195,978)	(391,956)	(260,720)	(521,440)

Interest income	3,556	7,386	22,177	46,580

Net loss	$(232,846)	$(478,601)	$(305,318)	$(583,924)

Net loss allocated to:
General Partner	$(233)	$(479)	$(305)	$(584)

Limited Partners	$(232,613)	$(478,122)	$(305,013)	$(583,340)

Net loss per Partnership Unit	$(16)	$(32)	$(20)	$(39)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$17,205	$1,000	$15,202

Operating expenses:
Amortization (Note 2)	12,322	36,966	12,322	36,966
Asset management fees (Note 3)	41,682	125,046	41,769	124,785
Asset management expenses	1,806	3,118	2,442	4,388
Accounting and legal fees	2,890	3,756	318	13,068
Other	273	1,323	-	910

Total operating expenses	58,973	170,209	56,851	180,117

Loss from operations	(58,973)	(153,004)	(55,851)	(164,915)

Equity in losses of Local Limited
Partnerships (Note 2)	(195,978)	(587,934)	(260,720)	(782,160)

Interest income	2,245	9,631	13,252	59,832

Net loss	$(252,706)	$(731,307)	$(303,319)	$(887,243)

Net loss allocated to:
General Partner	$(253)	$(731)	$(303)	$(887)

Limited Partners	$(252,453)	$(730,576)	$(303,016)	$(886,356)

Net loss per Partnership Unit	$(17)	$(49)	$(20)	$(59)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2008, Six Months Ended September 30, 2008
 and Nine Months Ended December 31, 2008
 (Unaudited)

For the Three Months Ended June 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(2,860)	$10,146,417	$10,143,557

Net loss	(246)	(245,509)	(245,755)

Partners’ equity (deficit) at June 30, 2008	$(3,106)	$9,900,908	$9,897,802

For the Six Months Ended September 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(2,860)	$10,146,417	$10,143,557

Net loss	(479)	(478,122)	(478,601)

Partners’ equity (deficit) at September 30, 2008	$(3,339)	$9,668,295	$9,664,956

For the Nine Months Ended December 31, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(2,860)	$10,146,417	$10,143,557

Net loss	(731)	(730,576)	(731,307)

Partners’ equity (deficit) at December 31, 2008	$(3,591)	$9,415,841	$9,412,250

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(245,755)	$(278,606)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	12,322	12,322
Equity in losses of Local Limited Partnerships	195,978	260,720
Increase in accrued fees and expenses due to
General Partner and affiliates	42,845	34,669

Net cash provided by operating activities	5,390	29,105

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(364,426)

Net cash used in investing activities	-	(364,426)

Net increase (decrease) in cash and cash equivalents	5,390	(335,321)

Cash and cash equivalents, beginning of period	1,493,843	2,630,727

Cash and cash equivalents, end of period	$1,499,233	$2,295,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$-	$14,759

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(478,601)	$(583,924)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	24,644	24,644
Equity in losses of Local Limited Partnerships	391,956	521,440
Increase (decrease) in accrued expenses	(9,765)	9,765
Increase in accrued fees and expenses due to
General Partner and affiliates	66,419	68,210
Net cash provided by (used in) operating activities	(5,347)	40,135

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(169,949)	(1,068,068)
Distributions received from Local Limited Partnerships	-	1,323
Net cash used in investing activities	(169,949)	(1,066,745)

Net decrease in cash and cash equivalents	(175,296)	(1,026,610)

Cash and cash equivalents, beginning of period	1,493,843	2,630,727

Cash and cash equivalents, end of period	$1,318,547	$1,604,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership increased its investments in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$-	$510,136

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(731,307)	$(887,243)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	36,966	36,966
Equity in losses of Local Limited Partnerships	587,934	782,160
Increase (decrease) in accrued expenses	(9,765)	9,765
Increase in accrued fees and expenses due to
General Partner and affiliates	113,070	105,127
Net cash provided by (used in) operating activities	(3,102)	46,775

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(194,949)	(1,180,715)
Distributions received from Local Limited Partnerships	-	1,323
Net cash used in investing activities	(194,949)	(1,179,392)

Net decrease in cash and cash equivalents	(198,051)	(1,132,617)

Cash and cash equivalents, beginning of period	1,493,843	2,630,727

Cash and cash equivalents, end of period	$1,295,792	$1,498,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:
The Partnership increased its investments in Local Limited
Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$-	$456,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2008, six months ended September 30, 2008 and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

The general partner of the Partnership is WNC National Partners, LLC. (“General Partner”). The general partner of the General Partner is WNC & Associates, Inc. (“Associates”). The chairman and the president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates as the General Partner and the Partnership have no employees of their own.

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
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2008, September 30, 2008, December 31, 2008 and 2007, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2008, September 30, 2008 and December 31, 2008, two investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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

 Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, the Partnership had cash equivalents of approximately $1,445,000, $1,268,000, $1,245,000 and $1,466,000, respectively.

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
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2008 and 2007 was $12,322.  For each of the six months ended September 30, 2008 and 2007, amortization expense was $24,644, and for each of the nine months ended December 31, 2008 and 2007, amortization expense was $36,966.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For each of the three months ended June 30, 2008 and 2007,  each of the six months ended September 30, 2008 and 2007 and each of the nine months ended December 31, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $0.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. For each of the three months ended June 30, 2007 and 2007, each of the six months ended September 30, 2008 and 2007 and each of the nine months ended December 31, 2008 and 2007, the impairment loss was $0.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of all periods presented, the Partnership had acquired limited partnership interests in ten Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 550 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$9,845,862	$10,552,797
Equity in losses of Local Limited Partnerships	(195,978)	(1,042,880)
Amortization of paid acquisition fees and costs	(12,287)	(49,148)
Amortization of warehouse interest and costs	(35)	(140)
Distributions received from Local Limited Partnerships	-	(1,324)
Tax credit adjustments	-	386,557
Investments per balance sheet, end of period	$9,637,562	$9,845,862

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$9,845,862	$10,552,797
Equity in losses of Local Limited Partnerships	(391,956)	(1,042,880)
Amortization of paid acquisition fees and costs	(24,574)	(49,148)
Amortization of warehouse interest and costs	(70)	(140)
Distributions received from Local Limited Partnerships	-	(1,324)
Tax credit adjustments	-	386,557
Investments per balance sheet, end of period	$9,429,262	$9,845,862

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$9,845,862	$10,552,797
Equity in losses of Local Limited Partnerships	(587,934)	(1,042,880)
Amortization of paid acquisition fees and costs	(36,861)	(49,148)
Amortization of warehouse interest and costs	(105)	(140)
Distributions received from Local Limited Partnerships	-	(1,324)
Tax credit adjustments	-	386,557
Investments per balance sheet, end of period	$9,220,962	$9,845,862

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$8,420,035	$8,616,013
Acquisition fees and costs, net of accumulated amortization of $137,966 and $125,644	1,217,527	1,229,849
Investments per balance sheet, end of period	$9,637,562	$9,845,862

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$8,224,057	$8,616,013
Acquisition fees and costs, net of accumulated amortization of $150,288 and $125,644	1,205,205	1,229,849
Investments per balance sheet, end of period	$9,429,262	$9,845,862

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$8,028,079	$8,616,013
Acquisition fees and costs, net of accumulated amortization of $162,610 and $125,644	1,192,883	1,229,849
Investments per balance sheet, end of period	$9,220,962	$9,845,862

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$802,000	$734,000
Expenses:
Interest expense	215,000	246,000
Depreciation and amortization	284,000	278,000
Operating expenses	522,000	477,000
Total expenses	1,021,000	1,001,000

Net loss	$(219,000)	$(267,000)
Net loss allocable to the Partnership	$(219,000)	$(267,000)
Net loss recorded by the Partnership	$(196,000)	$(261,000)

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$1,605,000	$1,468,000
Expenses:
Interest expense	430,000	493,000
Depreciation and amortization	568,000	555,000
Operating expenses	1,045,000	954,000
Total expenses	2,043,000	2,002,000

Net loss	(438,000)	(534,000)
Net loss allocable to the Partnership	$(437,000)	$(533,000)
Net loss recorded by the Partnership	$(392,000)	$(521,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$2,407,000	$2,202,000
Expenses:
Interest expense	644,000	739,000
Depreciation and amortization	852,000	833,000
Operating expenses	1,568,000	1,431,000
Total expenses	3,064,000	3,003,000

Net loss	$(657,000)	$(801,000)
Net loss allocable to the Partnership	$(656,000)	$(800,000)
Net loss recorded by the Partnership	$(588,000)	$(782,000)

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
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,051,330 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $106,779, $116,335, $125,891 and $97,223 as of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition costs of $300,380, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $30,721, $33,452, $36,183 and $27,990 as of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, respectively.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $41,682 and $41,180 were incurred during the three months ended June 30, 2008 and 2007, respectively. For the six months ended September 30, 2008 and 2007, the Partnership incurred asset management fees of $83,364 and $83,016, respectively. Asset management fees of $125,046 and $124,785 were incurred during the nine months ended December 31, 2008 and 2007, respectively. The Partnership paid the General Partner or its affiliates $0 and $7,500 of those fees during the three months ended June 30, 2008 and 2007, respectively, $12,500 and $15,000 during the six months ended September 30, 2008 and 2007, respectively, and $12,500 and $15,000 during the nine months ended December 31, 2008 and 2007, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of three months ended June 30, 2008 and 2007, $7,667 and $5,647 during the six months ended September 30, 2008 and 2007, respectively, and $7,667 and $13,259 during the nine months ended December 31, 2008 and 2007, respectively.

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  As of the end of all periods presented, the Partnership incurred financing costs of $2,511 and interest of $1,272 which are included in investments in Local Limited Partnerships.  The accumulated amortization of these financing costs and interest was $466, $501, $536, and $431 as of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008

Asset management fee payable	$303,182	$332,364	$374,046	$261,500
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	7,668	2,060	7,029	6,505
Total	$310,850	$334,424	$381,075	$268,005

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $918,378, $748,429, $723,429 and $918,378 at June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, the three and six months ended September 30, 2008 and 2007, and the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2008 consisted of $1,499,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $9,638,000. Liabilities at June 30, 2008 consisted of $311,000 of accrued fees and expenses due to General Partner and affiliates, $918,000 in payables to Local Limited Partnerships and $10,000 of accrued expenses.

The Partnership’s assets at September 30, 2008 consisted of $1,319,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $9,429,000.  Liabilities at September 30, 2008 consisted of $334,000 of accrued fees and expenses due to General Partner and affiliates and $748,000 in payables to Local Limited Partnerships.

The Partnership’s assets at December 31, 2008 consisted of $1,296,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $9,221,000.  Liabilities at December 31, 2008 consisted of $381,000 of accrued fees and expenses due to General Partner and affiliates and $723,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007   The Partnership's net loss for the three months ended June 30, 2008 was $(246,000), reflecting a decrease of approximately $33,000 from the net loss of $(279,000) for the three months ended June 30, 2007. Equity in losses of Local Limited Partnerships decreased by $65,000 for the three months ended June 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year. Reporting fees decreased by $(11,000) for the three months ended June 30, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.    Interest income decreased by $(21,000) for the three months ended June 30, 2008 due to the fact that the cash balances maintained by the Partnership and the interest rates declined for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 The Partnership's net loss for the three months ended September 30, 2008 was $(233,000), reflecting a decrease of approximately $72,000 from the net loss of $(305,000) for the three months ended September 30, 2007. Equity in losses of Local Limited Partnerships decreased by $65,000 for the three months ended September 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The accounting and legal fees decreased by $12,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the timing of the accounting work performed.  The reporting fees increased by $14,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Interest income decreased by $(19,000) for the three months ended September 30, 2008 due to the fact that the cash balances maintained by the Partnership and the interest rates declined significantly for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007  The Partnership's net loss for the six months ended September 30, 2008 was $(479,000), reflecting a decrease of approximately $105,000 from the net loss of $(584,000) for the six months ended September 30, 2007. Equity in losses of Local Limited Partnerships decreased by $129,000 from the six months ended September 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year. The accounting and legal fees decreased by $12,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007 due to the timing of the accounting work performed. The reporting fees increased by $3,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Interest income decreased by $(39,000) for the six months ended September 30, 2008 due to the fact that the cash balances maintained by the Partnership and the interest rates declined significantly for the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007  The Partnership's net loss for the three months ended December 31, 2008 was $(253,000), reflecting a decrease of approximately $50,000 from the net loss of $(303,000) for the three months ended December 31, 2007. Equity in losses of Local Limited Partnerships decreased by $65,000 from the three months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The accounting and legal fees increased by $(3,000) for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 due to the timing of the accounting work performed. The asset management expenses decreased by $1,000 for the three months ended December 31, 2008 due to the timing of the required property inspections. The reporting fees decreased by $(1,000) for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.   Interest income decreased by $(11,000) for the three months ended December 31, 2008 due to the fact that the cash balances maintained by the Partnership and the interest rates declined significantly for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

 Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  The Partnership's net loss for the nine months ended December 31, 2008 was $(731,000), reflecting a decrease of approximately $156,000 from the net loss of $(887,000) for the nine months ended December 31, 2007. Equity in losses of Local Limited Partnerships decreased by $194,000 from the nine months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year. The accounting and legal fees decreased by $9,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 due to the timing of the accounting work performed. The asset management expenses decreased by $1,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 due to the timing of the required property inspections. The reporting fees increased by $2,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The interest income decreased by $(50,000) for the nine months ended December 31, 2008 due to the fact that the cash balances maintained by the Partnership and the interest rates declined significantly for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.

Capital Resources and Liquidity

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007  Net cash and cash equivalents provided during the three months ended June 30, 2008 was $5,000, compared to net cash and cash equivalents used during the three months ended June 30, 2007 of $(335,000). The change was mainly due to the fact that the Partnership paid $364,000 of capital contributions to Local Limited Partnerships during the three months ended June 30, 2007 compared to no capital contributions paid during the three months ended June 30, 2008. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. Additionally, during the three months ended June 30, 2007, the Partnership paid $8,000 in accrued asset management fees compared to no such payments during the three months ended June 30, 2008.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The reporting fees decreased by $(11,000) for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007  Net cash and cash equivalents used during the six months ended September 30, 2008 was $(175,000) compared to net cash and cash equivalents used during the six months ended September 30, 2007 of $(1,027,000). During the six months ended September 30, 2008, the Partnership paid $170,000 of capital contributions to Local Limited Partnerships compared to $1,068,000 paid during the six months ended September 30, 2007. The Partnership reimbursed $8,000 of operating advances to the General Partner or an affiliate during the six months ended September 30, 2008 compared to $6,000 reimbursed during the six months ended September 30, 2007. Additionally, during the six months ended September 30, 2008, the Partnership paid $13,000 in accrued asset management fees compared to $15,000 paid during the six months ended September 30, 2007.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $1,000 of distributions from Local Limited Partnerships during the six months ended September 30, 2007 compared to $0 during received the six months ended September 30, 2008. The reporting fees increased by $3,000 for the six months ended September 30, 2008 compared to the six months ended September 30, 2007. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  Net cash and cash equivalents used during the nine months ended December 31, 2008 was $(198,000) compared to net cash and cash equivalents used during the nine months ended December 31, 2007 of $(1,133,000).  The change is largely due to the fact that during the nine months ended December 31, 2008, the Partnership paid $195,000 of capital contributions to Local Limited Partnerships compared to $1,181,000 paid during the nine months ended December 31, 2007. The Partnership reimbursed $8,000 of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2008 compared to $13,000 reimbursed during the nine months ended December 31, 2007. Additionally, during the nine months ended December 31, 2008, the Partnership paid $13,000 in accrued asset management fees compared to $15,000 paid during the nine months ended December 31, 2007.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The reporting fees increased by $2,000 for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2008, September 30, 2008 and December 31, 2008, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $43,000, $66,000 and $113,000, respectively, as compared to March 31, 2008. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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