Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2011-08-26
CIK 1253329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

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
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2009 and 2008	4
	For the Three and Six Months Ended September 30, 2009 and 2008	5
	For the Three and Nine Months Ended December 31, 2009 and 2008	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2009	7
	For the Six Months Ended September 30, 2009	7
	For the Nine Months Ended December 31, 2009	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2009 and 2008	8
	For the Six Months Ended September 30, 2009 and 2008	9
	For the Nine Months Ended December 31, 2009 and 2008	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	(Removed and Reserved)	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009
ASSETS

Cash and cash equivalents	$1,202,458	$1,199,436	$1,200,146	$1,228,361
Investments in Local Limited Partnerships, net (Notes 2 and 3)	8,606,913	8,413,368	8,219,823	9,012,662

Total Assets	$9,809,371	$9,612,804	$9,419,969	$10,241,023

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$661,247	$649,499	$649,499	$667,981
Accrued fees and expenses due to General Partner and affiliates (Note 3)	436,640	483,619	526,324	413,125

Total Liabilities	1,097,887	1,133,118	1,175,823	1,081,106

Partners’ Equity (Deficit):
General Partner	(4,292)	(4,524)	(4,760)	(3,844)
Limited Partners (25,000 Partnership Units authorized; 15,019 Partnership Units issued and outstanding)	8,715,776	8,484,210	8,248,906	9,163,761

Total Partners’ Equity (Deficit)	8,711,484	8,479,686	8,244,146	9,159,917

Total Liabilities and Partners’ Equity (Deficit)	$9,809,371	$9,612,804	$9,419,969	$10,241,023

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	Three Months	Three Months

Reporting fees	$2,112	$1,560

Operating expenses and loss:
Amortization (Note 2)	12,322	12,322
Asset management fees (Note 3)	41,682	41,682
Asset management expenses	310	113
Accounting and legal fees	2,500	-
Impairment loss (Note 2)	212,204	-
Other	1,023	1,050

Total operating expenses and loss	270,041	55,167

Loss from operations	(267,929)	(53,607)

Equity in losses of Local Limited Partnerships (Note 2)	(181,223)	(195,978)

Interest income	719	3,830

Net loss	$(448,433)	$(245,755)

Net loss allocated to:
General Partner	$(448)	$(246)

Limited Partners	$(447,985)	$(245,509)

Net loss per Partnership Unit	$(30)	$(16)

Outstanding weighted Partnership Units	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$12,250	$14,362	$15,645	$17,205

Operating expenses and loss:
Amortization (Note 2)	12,322	24,644	12,322	24,644
Asset management fees (Note 3)	41,682	83,364	41,682	83,364
Asset management expenses	-	310	1,199	1,312
Accounting and legal fees	9,527	12,027	866	866
Impairment loss (Note 2)	-	212,204	-	-
Other	-	1,023	-	1,050

Total operating expenses and loss	63,531	333,572	56,069	111,236

Loss from operations	(51,281)	(319,210)	(40,424)	(94,031)

Equity in losses of Local Limited Partnerships (Note 2)	(181,223)	(362,446)	(195,978)	(391,956)

Interest income	706	1,425	3,556	7,386

Net loss	$(231,798)	$(680,231)	$(232,846)	$(478,601)

Net loss allocated to:
General Partner	$(232)	$(680)	$(233)	$(479)

Limited Partners	$(231,566)	$(679,551)	$(232,613)	$(478,122)

Net loss per Partnership Unit	$(15)	$(45)	$(16)	$(32)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$14,362	$-	$17,205

Operating expenses and loss:
Amortization (Note 2)	12,322	36,966	12,322	36,966
Asset management fees (Note 3)	41,682	125,046	41,682	125,046
Asset management expenses	267	577	1,806	3,118
Accounting and legal fees	-	12,027	2,890	3,756
Impairment loss (Note 2)	-	212,204	-	-
Other	755	1,778	273	1,323

Total operating expenses and loss	55,026	388,598	58,973	170,209

Loss from operations	(55,026)	(374,236)	(58,973)	(153,004)

Equity in losses of Local Limited Partnerships (Note 2)	(181,223)	(543,669)	(195,978)	(587,934)

Interest income	709	2,134	2,245	9,631

Net loss	$(235,540)	$(915,771)	$(252,706)	$(731,307)

Net loss allocated to:
General Partner	$(236)	$(916)	$(253)	$(731)

Limited Partners	$(235,304)	$(914,855)	$(252,453)	$(730,576)

Net loss per Partnership Unit	$(16)	$(61)	$(17)	$(49)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2009, Six Months Ended September 30, 2009
 and Nine Months Ended December 31, 2009
 (Unaudited)

For the Three Months Ended June 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(3,844)	$9,163,761	$9,159,917

Net loss	(448)	(447,985)	(448,433)

Partners’ equity (deficit) at June 30, 2009	$(4,292)	$8,715,776	$8,711,484

For the Six Months Ended September 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(3,844)	$9,163,761	$9,159,917

Net loss	(680)	(679,551)	(680,231)

Partners’ equity (deficit) at September 30, 2009	$(4,524)	$8,484,210	$8,479,686

For the Nine Months Ended December 31, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(3,844)	$9,163,761	$9,159,917

Net loss	(916)	(914,855)	(915,771)

Partners’ equity (deficit) at December 31, 2009	$(4,760)	$8,248,906	$8,244,146

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(448,433)	$(245,755)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	12,322	12,322
Impairment loss	212,204	-
Equity in losses of Local Limited Partnerships	181,223	195,978
Increase in accrued fees and expenses due to
General Partner and affiliates	23,515	42,845
Net cash provided by (used in) operating activities	(19,169)	5,390

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(6,734)	-
Net cash used in investing activities	(6,734)	-

Net increase (decrease) in cash and cash equivalents	(25,903)	5,390

Cash and cash equivalents, beginning of period	1,228,361	1,493,843

Cash and cash equivalents, end of period	$1,202,458	$1,499,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(680,231)	$(478,601)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	24,644	24,644
Impairment loss	212,204	-
Equity in losses of Local Limited Partnerships	362,446	391,956
Decrease in accrued expenses	-	(9,765)
Increase in accrued fees and expenses due to
General Partner and affiliates	70,494	66,419
Net cash used in operating activities	(10,443)	(5,347)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(18,482)	(169,949)
Net cash used in investing activities	(18,482)	(169,949)

Net decrease in cash and cash equivalents	(28,925)	(175,296)

Cash and cash equivalents, beginning of period	1,228,361	1,493,843

Cash and cash equivalents, end of period	$1,199,436	$1,318,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(915,771)	$(731,307)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	36,966	36,966
Impairment loss	212,204	-
Equity in losses of Local Limited Partnerships	543,669	587,934
Decrease in accrued expenses	-	(9,765)
Increase in accrued fees and expenses due to
General Partner and affiliates	113,199	113,070
Net cash used in operating activities	(9,733)	(3,102)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(18,482)	(194,949)
Net cash used in investing activities	(18,482)	(194,949)

Net decrease in cash and cash equivalents	(28,215)	(198,051)

Cash and cash equivalents, beginning of period	1,228,361	1,493,843

Cash and cash equivalents, end of period	$1,200,146	$1,295,792

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2009, six months ended September 30, 2009 and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership.  However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.  Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership.  The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2009 and 2008, September 30, 2009 and 2008 and December 31, 2009 and 2008, respectively, have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2009, September 30, 2009 and December 31, 2009, two investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, the Partnership had cash equivalents of approximately $1,097,000, $1,097,000, $1,098,000 and $1,121,000, respectively.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2009 and 2008 was $12,322.  For each of the six months ended September 30, 2009 and 2008, amortization expense was $24,644, and for each of the nine months ended December 31, 2009 and 2008, amortization expense was $36,966.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $212,204 and $0, respectively.   During the six months ended September 30, 2009 and 2008, the impairment loss was $212,204 and $0, respectively, and during the nine months ended December 31, 2009 and 2008, the impairment loss was $212,204 and $0, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. For each of the three months ended June 30, 2009 and 2008, each of the six months ended September 30, 2009 and 2008 and each of the nine months ended December 31, 2009 and 2008, the impairment loss was $0.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of all periods presented, the Partnership had acquired limited partnership interests in 10 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 550 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$9,012,662	$9,845,862
Impairment loss	(212,204)	-
Equity in losses of Local Limited Partnerships	(181,223)	(783,912)
Amortization of paid acquisition fees and costs	(12,287)	(49,148)
Amortization of warehouse interest and costs	(35)	(140)
Investments per balance sheet, end of period	$8,606,913	$9,012,662

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$9,012,662	$9,845,862
Impairment loss	(212,204)	-
Equity in losses of Local Limited Partnerships	(362,446)	(783,912)
Amortization of paid acquisition fees and costs	(24,574)	(49,148)
Amortization of warehouse interest and costs	(70)	(140)
Investments per balance sheet, end of period	$8,413,368	$9,012,662

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$9,012,662	$9,845,862
Impairment loss	(212,204)	-
Equity in losses of Local Limited Partnerships	(543,669)	(783,912)
Amortization of paid acquisition fees and costs	(36,861)	(49,148)
Amortization of warehouse interest and costs	(105)	(140)
Investments per balance sheet, end of period	$8,219,823	$9,012,662

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$7,438,674	$7,832,101
Acquisition fees and costs, net of accumulated amortization of $187,254 and $174,932	1,168,239	1,180,561
Investments per balance sheet, end of period	$8,606,913	$9,012,662

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$7,257,451	$7,832,101
Acquisition fees and costs, net of accumulated amortization of $199,576 and $174,932	1,155,917	1,180,561
Investments per balance sheet, end of period	$8,413,368	$9,012,662

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$7,076,228	$7,832,101
Acquisition fees and costs, net of accumulated amortization of $211,898 and $174,932	1,143,595	1,180,561
Investments per balance sheet, end of period	$8,219,823	$9,012,662

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$816,000	$802,000
Expenses:
Interest expense	224,000	215,000
Depreciation and amortization	285,000	284,000
Operating expenses	515,000	522,000
Total expenses	1,024,000	1,021,000

Net loss	$(208,000)	$(219,000)
Net loss allocable to the Partnership	$(207,000)	$(219,000)
Net loss recorded by the Partnership	$(181,000)	$(196,000)

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$1,632,000	$1,605,000
Expenses:
Interest expense	447,000	430,000
Depreciation and amortization	570,000	568,000
Operating expenses	1,031,000	1,045,000
Total expenses	2,048,000	2,043,000

Net loss	$(416,000)	(438,000)
Net loss allocable to the Partnership	$(415,000)	$(437,000)
Net loss recorded by the Partnership	$(362,000)	$(392,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$2,449,000	$2,407,000
Expenses:
Interest expense	672,000	644,000
Depreciation and amortization	854,000	852,000
Operating expenses	1,547,000	1,568,000
Total expenses	3,073,000	3,064,000

Net loss	$(624,000)	$(657,000)
Net loss allocable to the Partnership	$(622,000)	$(656,000)
Net loss recorded by the Partnership	$(544,000)	$(588,000)

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,051,330, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $145,003, $154,559, $164,115 and $135,447 as of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition costs of $300,380, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $41,645, $44,376, $47,107 and $38,914 as of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, respectively.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $41,682 were incurred during each of the three months ended June 30, 2009 and 2008. For each of the six months ended September 30, 2009 and 2008, the Partnership incurred asset management fees of $83,364. Asset management fees of $125,046 were incurred during each of the nine months ended December 31, 2009 and 2008, respectively. The Partnership paid the General Partner or its affiliates $22,000 and $0 of those fees during the three months ended June 30, 2009 and 2008, respectively, $22,000 and $12,500 during the six months ended September 30, 2009 and 2008, respectively, and $22,000 and $12,500 during the nine months ended December 31, 2009 and 2008, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during the each of three months ended June 30, 2009 and 2008, $4,230 and $7,667 during the six months ended September 30, 2009 and 2008, respectively, and $4,230 and $7,667 during the nine months ended December 31, 2009 and 2008, respectively.

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  As of the end of all periods presented, the Partnership incurred financing costs of $2,511 and interest of $1,272 which are included in investments in Local Limited Partnerships.  The accumulated amortization of these financing costs and interest was $606, $641, $676 and $571 as of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009

Asset management fee payable	$432,410	$474,092	$515,774	$412,728
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	4,230	9,527	10,550	397
Total	$436,640	$483,619	$526,324	$413,125

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $661,247, $649,499, $649,499 and $667,981 at June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, the three and six months ended September 30, 2009 and 2008, and the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2009 consisted of $1,202,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $8,607,000.  Liabilities at June 30, 2009 consisted of $437,000 of accrued fees and expenses due to General Partner and affiliates and $661,000 of payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2009 consisted of $1,199,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $8,413,000.  Liabilities at September 30, 2009 consisted of $484,000 of accrued fees and expenses due to General Partner and affiliates and $649,000 of payables to Local Limited Partnerships.

The Partnership’s assets at December 31, 2009 consisted of $1,200,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $8,220,000.  Liabilities at December 31, 2009 consisted of $526,000 of accrued fees and expenses due to General Partner and affiliates and $649,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008   The Partnership's net loss for the three months ended June 30, 2009 was $(448,000), reflecting an increase of approximately $(202,000) from the net loss of $(246,000) for the three months ended June 30, 2008. The Partnership experienced $(212,000) of impairment loss during the three months ended June 30, 2009 compared to no impairment loss recorded during the three months ended June 30, 2008.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  Equity in losses of Local Limited Partnerships decreased by $14,000 for the three months ended June 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year. The accounting and legal fees increased by $(3,000) for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to the timing of the accounting work performed.  Reporting fees increased by $1,000 for the three months ended June 30, 2009. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Interest income decreased by $(3,000) for the three months ended June 30, 2009 due to the fact that the cash balances maintained by the Partnership and the interest rates declined for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 The Partnership's net loss for the three months ended September 30, 2009 was $(232,000), reflecting a decrease of approximately $1,000 from the net loss of $(233,000) for the three months ended September 30, 2008. Equity in losses of Local Limited Partnerships decreased by $15,000 for the three months ended September 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The accounting and legal fees increased by $(9,000) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the timing of the accounting work performed.  The reporting fees decreased by $(3,000) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Interest income decreased by $(3,000) for the three months ended September 30, 2009 due to the fact that the cash balances maintained by the Partnership and the interest rates declined for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008  The Partnership's net loss for the six months ended September 30, 2009 was $(680,000), reflecting an increase of approximately $(201,000) from the net loss of $(479,000) for the six months ended September 30, 2008. The Partnership experienced $(212,000) of impairment loss during the six months ended September 30, 2009 compared to no impairment loss recorded during the six months ended September 30, 2008.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  Equity in losses of Local Limited Partnerships decreased by $30,000 from the six months ended September 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year. The accounting and legal fees increased by $(11,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 due to the timing of the accounting work performed. The reporting fees decreased by $(3,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Interest income decreased by $(6,000) for the six months ended September 30, 2009 due to the fact that the cash balances maintained by the Partnership and the interest rates declined for the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008  The Partnership's net loss for the three months ended December 31, 2009 was $(236,000), reflecting a decrease of approximately $17,000 from the net loss of $(253,000) for the three months ended December 31, 2008. Equity in losses of Local Limited Partnerships decreased by $15,000 from the three months ended December 31, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The accounting and legal fees decreased by $3,000 for the three months ended December 31, 2009 due to the timing of the accounting work performed. Interest income decreased by $(2,000) for the three months ended December 31, 2009 due to the fact that the cash balances maintained by the Partnership and the interest rates declined for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  The Partnership's net loss for the nine months ended December 31, 2009 was $(916,000), reflecting an increase of approximately $(185,000) from the net loss of $(731,000) for the nine months ended December 31, 2008. The impairment loss increased by $(212,000) for the nine months ended December 31, 2009.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.   Equity in losses of Local Limited Partnerships decreased by $44,000 from the nine months ended December 31, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year. The accounting and legal fees increased by $(8,000) for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 due to the timing of the accounting work performed. The reporting fees decreased by $(3,000) for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The interest income decreased by $(7,000) for the nine months ended December 31, 2009 due to the fact that the cash balances maintained by the Partnership and the interest rates declined for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.

Capital Resources and Liquidity

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008  Net cash and cash equivalents used during the three months ended June 30, 2009 was $(26,000), compared to net cash and cash equivalents provided during the three months ended June 30, 2008 of $5,000. The Partnership paid $7,000 of capital contributions to Local Limited Partnerships during the three months ended June 30, 2009 compared to no capital contributions paid during the three months ended June 30, 2008. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. Additionally, during the three months ended June 30, 2009, the Partnership paid $22,000 of accrued asset management fees compared to $0 of asset management fees paid during the three months ended June 30, 2008.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. Reporting fees increased by $1,000 for the three months ended June 30, 2009. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008  Net cash and cash equivalents used during the six months ended September 30, 2009 was $(29,000), compared to net cash and cash equivalents used during the six months ended September 30, 2008 of $(175,000). During the six months ended September 30, 2009, the Partnership paid $19,000 of capital contributions to Local Limited Partnerships compared to $170,000 paid during the six months ended September 30, 2008. The Partnership reimbursed $4,000 of operating advances to the General Partner or an affiliate during the six months ended September 30, 2009 compared to $8,000 reimbursed during the six months ended September 30, 2008. The Partnership paid $10,000 of accrued expenses during the six months ended September 30, 2008 compared to no such payments during the six months ended September 30, 2009. Additionally, during the six months ended September 30, 2009, the Partnership paid $22,000 of accrued asset management fees compared to $13,000 paid during the six months ended September 30, 2008.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The reporting fees decreased by $(3,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  Net cash and cash equivalents used during the nine months ended December 31, 2009 was $(28,000), compared to net cash and cash equivalents used during the nine months ended December 31, 2008 of $(198,000).  During the nine months ended December 31, 2009, the Partnership paid $18,000 of capital contributions to Local Limited Partnerships compared to $195,000 paid during the nine months ended December 31, 2008. The Partnership reimbursed $4,000 of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2009 compared to $8,000 reimbursed during the nine months ended December 31, 2008. The Partnership paid $10,000 of accrued expenses during the nine months ended December 31, 2008 compared to no such payments during the nine months ended December 31, 2009.  Additionally, during the nine months ended December 31, 2009, the Partnership paid $22,000 of accrued asset management fees compared to $13,000 paid during the nine months ended December 31, 2008.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The reporting fees decreased by $(3,000) for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2009, September 30, 2009 and December 31, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $24,000, $70,000 and $113,000, respectively, as compared to March 31, 2009. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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