Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2011-08-26
CIK 1253329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
For the quarterly period ended September 30, 2010
For the quarterly period ended December 31, 2010

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
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2010
For the quarterly period ended September 30, 2010
For the quarterly period ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2010 and 2009	4
	For the Three and Six Months Ended September 30, 2010 and 2009	5
	For the Three and Nine Months Ended December 31, 2010 and 2009	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2010	7
	For the Six Months Ended September 30, 2010	7
	For the Nine Months Ended December 31, 2010	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2010 and 2009	8
	For the Six Months Ended September 30, 2010 and 2009	9
	For the Nine Months Ended December 31, 2010 and 2009	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2010
ASSETS

Cash and cash equivalents	$1,164,629	$1,149,117	$1,149,670	$1,200,840
Investments in Local Limited Partnerships, net (Notes 2 and 3)	7,626,898	7,457,372	7,287,846	8,026,278

Total Assets	$8,791,527	$8,606,489	$8,437,516	$9,227,118

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$649,499	$624,895	$624,895	$649,499
Accrued fees and expenses due to General Partner and affiliates (Note 3)	574,172	620,327	668,018	569,970

Total Liabilities	1,223,671	1,245,222	1,292,913	1,219,469

Partners’ Equity (Deficit):
General Partner	(5,436)	(5,642)	(5,859)	(4,996)
Limited Partners (25,000 Partnership Units authorized; 15,019 Partnership Units issued and outstanding)	7,573,292	7,366,909	7,150,462	8,012,645

Total Partners’ Equity (Deficit)	7,567,856	7,361,267	7,144,603	8,007,649

Total Liabilities and Partners’ Equity (Deficit)	$8,791,527	$8,606,489	$8,437,516	$9,227,118

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Reporting fees	$1,500	$2,112

Operating expenses and loss:
Amortization (Note 2)	12,322	12,322
Asset management fees (Note 3)	41,682	41,682
Asset management expenses	-	310
Accounting and legal fees	16	2,500
Impairment loss (Note 2)	208,217	212,204
Other	913	1,023

Total operating expenses and loss	263,150	270,041

Loss from operations	(261,650)	(267,929)

Equity in losses of Local Limited Partnerships (Note 2)	(178,841)	(181,223)

Interest income	698	719

Net loss	$(439,793)	$(448,433)

Net loss allocated to:
General Partner	$(440)	$(448)

Limited Partners	$(439,353)	$(447,985)

Net loss per Partnership Unit	$(29)	$(30)

Outstanding weighted Partnership Units	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended September 30, 2010 and 2009
 (Unaudited)

	2010		2009
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$8,550	$10,050	$12,250	$14,362

Operating expenses and loss:
Amortization (Note 2)	12,322	24,644	12,322	24,644
Asset management fees (Note 3)	41,682	83,364	41,682	83,364
Asset management expenses	508	508	-	310
Accounting and legal fees	3,950	3,966	9,527	12,027
Impairment loss (Note 2)	-	208,217	-	212,204
Other	55	968	-	1,023

Total operating expenses and loss	58,517	321,667	63,531	333,572

Loss from operations	(49,967)	(311,617)	(51,281)	(319,210)

Equity in losses of Local Limited Partnerships (Note 2)	(157,204)	(336,045)	(181,223)	(362,446)

Interest income	582	1,280	706	1,425

Net loss	$(206,589)	$(646,382)	$(231,798)	$(680,231)

Net loss allocated to:
General Partner	$(207)	$(646)	$(232)	$(680)

Limited Partners	$(206,382)	$(645,736)	$(231,566)	$(679,551)

Net loss per Partnership Unit	$(14)	$(43)	$(15)	$(45)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended December 31, 2010 and 2009
 (Unaudited)

	2010		2009
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$10,050	$-	$14,362

Operating expenses and loss:
Amortization (Note 2)	12,322	36,966	12,322	36,966
Asset management fees (Note 3)	41,682	125,046	41,682	125,046
Asset management expenses	392	900	267	577
Accounting and legal fees	5,000	8,966	-	12,027
Impairment loss (Note 2)	-	208,217	-	212,204
Other	617	1,585	755	1,778

Total operating expenses and loss	60,013	381,680	55,026	388,598

Loss from operations	(60,013)	(371,630)	(55,026)	(374,236)

Equity in losses of Local Limited Partnerships (Note 2)	(157,204)	(493,249)	(181,223)	(543,669)

Interest income	553	1,833	709	2,134

Net loss	$(216,664)	$(863,046)	$(235,540)	$(915,771)

Net loss allocated to:
General Partner	$(217)	$(863)	$(236)	$(916)

Limited Partners	$(216,447)	$(862,183)	$(235,304)	$(914,855)

Net loss per Partnership Unit	$(14)	$(57)	$(16)	$(61)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2010, Six Months Ended September 30, 2010
 and Nine Months Ended December 31, 2010
 (Unaudited)

For the Three Months Ended June 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(4,996)	$8,012,645	$8,007,649

Net loss	(440)	(439,353)	(439,793)

Partners’ equity (deficit) at June 30, 2010	$(5,436)	$7,573,292	$7,567,856

For the Six Months Ended September 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(4,996)	$8,012,645	$8,007,649

Net loss	(646)	(645,736)	(646,382)

Partners’ equity (deficit) at September 30, 2010	$(5,642)	$7,366,909	$7,361,267

For the Nine Months Ended December 31, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(4,996)	$8,012,645	$8,007,649

Net loss	(863)	(862,183)	(863,046)

Partners’ equity (deficit) at December 31, 2010	$(5,859)	$7,150,462	$7,144,603

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(439,793)	$(448,433)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	12,322	12,322
Impairment loss	208,217	212,204
Equity in losses of Local Limited Partnerships	178,841	181,223
Increase in accrued fees and expenses due to
General Partner and affiliates	4,202	23,515
Net cash used in operating activities	(36,211)	(19,169)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(6,734)
Net cash used in investing activities	-	(6,734)

Net decrease in cash and cash equivalents	(36,211)	(25,903)

Cash and cash equivalents, beginning of period	1,200,840	1,228,361

Cash and cash equivalents, end of period	$1,164,629	$1,202,458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(646,382)	$(680,231)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	24,644	24,644
Impairment loss	208,217	212,204
Equity in losses of Local Limited Partnerships	336,045	362,446
Increase in accrued fees and expenses due to
General Partner and affiliates	50,357	70,494
Net cash used in operating activities	(27,119)	(10,443)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(24,604)	(18,482)
Net cash used in investing activities	(24,604)	(18,482)

Net decrease in cash and cash equivalents	(51,723)	(28,925)

Cash and cash equivalents, beginning of period	1,200,840	1,228,361

Cash and cash equivalents, end of period	$1,149,117	$1,199,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(863,046)	$(915,771)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	36,966	36,966
Impairment loss	208,217	212,204
Equity in losses of Local Limited Partnerships	493,249	543,669
Increase in accrued fees and expenses due to
General Partner and affiliates	98,048	113,199
Net cash used in operating activities	(26,566)	(9,733)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(24,604)	(18,482)
Net cash used in investing activities	(24,604)	(18,482)

Net decrease in cash and cash equivalents	(51,170)	(28,215)

Cash and cash equivalents, beginning of period	1,200,840	1,228,361

Cash and cash equivalents, end of period	$1,149,670	$1,200,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2010, six months ended September 30, 2010 and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired,, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and are being amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2010 and 2009, September 30, 2010 and 2009 and December 31, 2010 and 2009, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2010, September 30, 2010 and December 31, 2010, three investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, the Partnership had cash equivalents of approximately $1,099,000, $1,071,000, $1,070,000 and $1,124,000, respectively.

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2010 and 2009 was $12,322.  For each of the six months ended September 30, 2010 and 2009, amortization expense was $24,644, and for each of the nine months ended December 31, 2010 and 2009, amortization expense was $36,966.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $208,217 and $212,204, respectively.   During each of the six months ended September 30, 2010 and 2009, the impairment loss was $208,217 and $212,204, respectively, and during each of the nine months ended December 31, 2010 and 2009, the impairment loss was $208,217 and $212,204, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. For each of the three months ended June 30, 2010 and 2009, each of the six months ended September 30, 2010 and 2009 and each of the nine months ended December 31, 2010 and 2009, the impairment loss was $0.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$8,026,278	$9,012,662
Impairment loss	(208,217)	(212,204)
Equity in losses of Local Limited Partnerships	(178,841)	(724,892)
Amortization of paid acquisition fees and costs	(12,287)	(49,148)
Amortization of warehouse interest and costs	(35)	(140)
Investments per balance sheet, end of period	$7,626,898	$8,026,278

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$8,026,278	$9,012,662
Impairment loss	(208,217)	(212,204)
Equity in losses of Local Limited Partnerships	(336,045)	(724,892)
Amortization of paid acquisition fees and costs	(24,574)	(49,148)
Amortization of warehouse interest and costs	(70)	(140)
Investments per balance sheet, end of period	$7,457,372	$8,026,278

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$8,026,278	$9,012,662
Impairment loss	(208,217)	(212,204)
Equity in losses of Local Limited Partnerships	(493,249)	(724,892)
Amortization of paid acquisition fees and costs	(36,861)	(49,148)
Amortization of warehouse interest and costs	(105)	(140)
Investments per balance sheet, end of period	$7,287,846	$8,026,278

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$6,507,947	$6,895,005
Acquisition fees and costs, net of accumulated amortization of $236,542 and $224,220	1,118,951	1,131,273
Investments per balance sheet, end of period	$7,626,898	$8,026,278

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$6,350,743	$6,895,005
Acquisition fees and costs, net of accumulated amortization of $248,864 and $224,220	1,106,629	1,131,273
Investments per balance sheet, end of period	$7,457,372	$8,026,278

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$6,193,539	$6,895,005
Acquisition fees and costs, net of accumulated amortization of $261,186 and $224,220	1,094,307	1,131,273
Investments per balance sheet, end of period	$7,287,846	$8,026,278

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$841,000	$816,000
Expenses:
Interest expense	232,000	224,000
Depreciation and amortization	283,000	285,000
Operating expenses	525,000	515,000
Total expenses	1,040,000	1,024,000

Net loss	$(199,000)	$(208,000)
Net loss allocable to the Partnership	$(198,000)	$(207,000)
Net loss recorded by the Partnership	$(179,000)	$(181,000)

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$1,682,000	$1,632,000
Expenses:
Interest expense	463,000	447,000
Depreciation and amortization	566,000	570,000
Operating expenses	1,050,000	1,031,000
Total expenses	2,079,000	2,048,000

Net loss	$(397,000)	$(416,000)
Net loss allocable to the Partnership	$(396,000)	$(415,000)
Net loss recorded by the Partnership	$(336,000)	$(362,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$2,523,000	$2,449,000
Expenses:
Interest expense	694,000	672,000
Depreciation and amortization	850,000	854,000
Operating expenses	1,575,000	1,547,000
Total expenses	3,119,000	3,073,000

Net loss	$(596,000)	$(624,000)
Net loss allocable to the Partnership	$(595,000)	$(622,000)
Net loss recorded by the Partnership	$(493,000)	$(544,000)

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,051,330, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $183,227, $192,783, $202,339 and $173,671 as of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)
 Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition costs of $300,380, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $52,569, $55,300, $58,031 and $49,838 as of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, respectively.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $41,682 were incurred during each of the three months ended June 30, 2010 and 2009. For each of the six months ended September 30, 2010 and 2009, the Partnership incurred asset management fees of $83,364. Asset management fees of $125,046 were incurred during each of the nine months ended December 31, 2010 and 2009, respectively. The Partnership paid the General Partner or its affiliates $25,000 and $22,000 of those fees during the three months ended June 30, 2010 and 2009, respectively, $25,000 and $22,000 during the six months ended September 30, 2010 and 2009, respectively, and $25,000 and $22,000 during the nine months ended December 31, 2010 and 2009, respectively.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $13,409 and $0 during the three months ended June 30, 2010 and 2009, respectively, $13,409 and $4,230 during the six months ended September 30, 2010 and 2009, respectively, and $13,409 and $4,230 during the nine months ended December 31, 2010 and 2009, respectively.

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  As of the end of all periods presented, the Partnership incurred financing costs of $2,511 and interest of $1,272 which are included in investments in Local Limited Partnerships.  The accumulated amortization of these financing costs and interest was $746, $781, $816 and $711 as of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2010

Asset management fee payable	$574,138	$615,820	$657,502	$557,456
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	34	4,507	10,516	12,514
Total	$574,172	$620,327	$668,018	$569,970

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $649,499, $624,895, $624,895 and $649,499 at June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, the three and six months ended September 30, 2010 and 2009, and the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $1,165,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $7,627,000.  Liabilities at June 30, 2010 consisted of $574,000 of accrued fees and expenses due to General Partner and affiliates and $649,000 of payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2010 consisted of $1,149,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $7,457,000.  Liabilities at September 30, 2010 consisted of $620,000 of accrued fees and expenses due to General Partner and affiliates and $625,000 of payables to Local Limited Partnerships.

The Partnership’s assets at December 31, 2010 consisted of $1,150,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $7,288,000.  Liabilities at December 31, 2010 consisted of $668,000 of accrued fees and expenses due to General Partner and affiliates and $625,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009   The Partnership's net loss for the three months ended June 30, 2010 was $(440,000), reflecting a decrease of approximately $8,000 from the net loss of $(448,000) for the three months ended June 30, 2009. The impairment loss decreased by $4,000 for the three months ended June 30, 2010.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership.  Equity in losses of Local Limited Partnerships decreased by $2,000 from the three months ended June 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from period to period.  The accounting and legal fees also decreased by $2,000 due to the timing of the accounting work performed.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 The Partnership's net loss for the three months ended September 30, 2010 was $(207,000), reflecting a decrease of approximately $25,000 from the net loss of $(232,000) for the three months ended September 30, 2009. The reporting fees decreased by $(4,000) for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.   Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Equity in losses of Local Limited Partnerships decreased by $24,000 from the three months ended September 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from period to period. Also, one Local Limited Partnership reached a zero investment balance during the quarter ended June 30, 2010, therefore no further losses could be recorded.  The accounting and legal fees also decreased by $5,000 due to the timing of the accounting work performed.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009  The Partnership's net loss for the six months ended September 30, 2010 was $(646,000), reflecting a decrease of approximately $34,000 from the net loss of $(680,000) for the six months ended September 30, 2009. The impairment loss decreased by $4,000 for the six months ended September 30, 2010. The loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. The reporting fees decreased by $(4,000) for the six months ended September 30, 2010 compared to the six months ended September 30, 2009. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Equity in losses of Local Limited Partnerships decreased by $26,000 from the six months ended September 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from period to period. Also, one Local Limited Partnership reached a zero investment balance during the quarter ended June 30, 2010, therefore no further losses could be recorded.  The accounting and legal fees also decreased by $8,000 for the six months ended September 30, 2010 due to the timing of the accounting work performed.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009  The Partnership's net loss for the three months ended December 31, 2010 was $(217,000), reflecting a decrease of approximately $19,000 from the net loss of $(236,000) for the three months ended December 31, 2009.  Equity in losses of Local Limited Partnerships decreased by $24,000 from the three months ended December 31, 2009 due to the operations of the underlying Housing Complexes fluctuating from period to period. Also, one Local Limited Partnership reached a zero investment balance during the quarter ended June 30, 2010, therefore no further losses could be recorded.  The accounting and legal fees increased by $(5,000) due to the timing of the accounting work performed.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009  The Partnership's net loss for the nine months ended December 31, 2010 was $(863,000), reflecting a decrease of approximately $53,000 from the net loss of $(916,000) for the nine months ended December 31, 2009. Equity in losses of Local Limited Partnerships decreased by $50,000 from the nine months ended December 31, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year. Also, one Local Limited Partnership reached a zero investment balance during the quarter ended June 30, 2010, therefore no further losses could be recorded.  The impairment loss decreased by $4,000 for the nine months ended December 31, 2010. The loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared  to  the current carrying value of each of the investments to the Partnership.  The reporting fees decreased by $(4,000) for the nine months ended December 31, 2010.  Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The accounting and legal fees also decreased by $3,000 for the nine months ended December 31, 2010 due to the timing of the accounting work performed.

Capital Resources and Liquidity

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009  Net cash and cash equivalents used during the three months ended June 30, 2010 was $(36,000), compared to net cash and cash equivalents used during the three months ended June 30, 2009 of $(26,000).  The change was largely due to the Partnership reimbursing no operating advances to the General Partner or an affiliate during the three months ended June 30, 2009 compared to $13,000 reimbursed during the three months ended June 30, 2010. Additionally, during the three months ended June 30, 2010, the Partnership paid $25,000 in accrued asset management fees compared to $22,000 paid during the three months ended June 30, 2009.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees will be paid to the General Partner or affiliate.   During the three months ended June 30, 2009, the Partnership paid $(7,000) of capital contributions to Local Limited Partnerships compared to no such payments made during the three months ended June 30, 2010.  The capital contributions are paid when certain benchmarks are met.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009  Net cash and cash equivalents used during the six months ended September 30, 2010 was $(52,000) compared to net cash and cash equivalents used during the six months ended September 30, 2009 of $(29,000).  The change was partially due to the Partnership reimbursing $4,000 of operating advances to the General Partner or an affiliate during the six months ended September 30, 2009 compared to $13,000 reimbursed during the six months ended September 30, 2010. Additionally, during the six months ended September 30, 2010, the Partnership paid $25,000 in accrued asset management fees compared to $22,000 paid during the six months ended September 30, 2009.  Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate.  During the six months ended September 30, 2009, the Partnership paid $(18,000) of capital contributions to Local Limited Partnerships compared to $(25,000) contributed during the six months ended September 30, 2010.  The capital contributions are paid when certain benchmarks are met.  The Partnership received $(4,000) less in reporting fees during the six months ended September 30, 2010 compared to the six months ended September 30, 2009. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009  Net cash and cash equivalents used during the nine months ended December 31, 2010 was $(51,000) compared to net cash and cash equivalents used during the nine months ended December 31, 2009 of $(28,000).  The change was partially due to the Partnership paying accrued asset management fees of $25,000 during the nine months ended December 31, 2010 compared to $22,000 paid during the nine months ended December 31, 2009.  During the nine months ended December 31, 2010, the Partnership reimbursed the General Partner or an affiliate $13,000 for operating expenses paid on its behalf compared to $4,000 paid during the nine months ended December 31, 2009.  The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership.  The Partnership received $(4,000) less in reporting fees during the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009. The reporting fees are paid to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  During the nine months ended December 31, 2009, the Partnership paid $(18,000) in capital contributions to Local Limited Partnerships compared to $(25,000) contributed during the three months ended December 31, 2010.  The capital contributions are paid when certain benchmarks are met.

During the three, six and nine months ended June 30, 2010, September 30, 2010 and December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $4,000, $50,000 and $98,000, respectively, as compared to March 31, 2010. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2010, September 30, 2010 and December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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