Form 10-Q
period 2011-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2011-08-26
CIK 1253329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
(A California Limited Partnership)

INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2011 and 2010	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2011	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$1,106,811	$1,139,693
Investments in Local Limited Partnerships, net (Notes 2 and 3)	6,384,364	7,118,320

Total Assets	$7,491,175	$8,258,013

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$624,895	$624,895
Accrued fees and expenses due to General Partner and affiliates (Note 3)	716,033	704,812

Total Liabilities	1,340,928	1,329,707

Partners’ Equity (Deficit):
General Partner	(6,853)	(6,075)
Limited Partners (25,000 Partnership Units authorized; 15,019 Partnership Units issued and outstanding)	6,157,100	6,934,381

Total Partners’ Equity (Deficit)	6,150,247	6,928,306

Total Liabilities and Partners’ Equity (Deficit)	$7,491,175	$8,258,013

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months June 30, 2011 and 2010
 (Unaudited)

	2011	2010
	Three Months	Three Months

Reporting fees	$3,042	$1,500

Operating expenses and loss:
Amortization (Note 2)	12,322	12,322
Asset management fees (Note 3)	41,682	41,682
Impairment loss (Note 2)	461,442	208,217
Accounting and legal fees	4,473	16
Other	1,497	913

Total operating expenses and loss	521,416	263,150

Loss from operations	(518,374)	(261,650)

Equity in losses of Local Limited Partnerships (Note 2)	(260,192)	(178,841)

Interest income	507	698

Net loss	$(778,059)	$(439,793)

Net loss allocated to:
General Partner	$(778)	$(440)

Limited Partners	$(777,281)	$(439,353)

Net loss per Partnership Unit	$(52)	$(29)

Outstanding weighted Partnership Units	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2011
 (Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(6,075)	$6,934,381	$6,928,306

Net loss	(778)	(777,281)	(778,059)

Partners’ equity (deficit) at June 30, 2011	$(6,853)	$6,157,100	$6,150,247

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(778,059)	$(439,793)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	12,322	12,322
Impairment loss	461,442	208,217
Equity in losses of Local Limited Partnerships	260,192	178,841
Increase in accrued fees and expenses due to
General Partner and affiliates	11,221	4,202
Net cash used in operating activities	(32,882)	(36,211)

Net decrease in cash and cash equivalents	(32,882)	(36,211)

Cash and cash equivalents, beginning of period	1,139,693	1,200,840

Cash and cash equivalents, end of period	$1,106,811	$1,164,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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
For the Quarterly Period Ended June 30, 2011
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
For the Quarterly Period Ended June 30, 2011
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and were being amortized over 27.5 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2011, three investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2011
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2011 and March 31, 2011, the Partnership had cash equivalents of $820,000, and $1,070,000, respectively.

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
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2011 and 2010 was $12,322.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $266,001 and $208,217, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. For the three months ended June 30, 2011 and 2010, impairment loss of $195,441 and $0, respectively, was recorded against the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership had acquired limited partnership interests in 10 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 550 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$7,118,320	$8,026,278
Impairment loss	(461,442)	(208,217)
Equity in losses of Local Limited Partnerships	(260,192)	(650,453)
Amortization of paid acquisition fees and costs	(12,287)	(49,148)
Amortization of warehouse interest and costs	(35)	(140)
Investments per balance sheet, end of period	$6,384,364	$7,118,320

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$5,510,142	$6,036,335
Acquisition fees and costs, net of accumulated amortization of $0 and $273,508	874,222	1,081,985
Investments per balance sheet, end of period	$6,384,364	$7,118,320

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010
Revenues	$842,000	$841,000
Expenses:
Interest expense	230,000	232,000
Depreciation and amortization	283,000	283,000
Operating expenses	548,000	525,000
Total expenses	1,061,000	1,040,000

Net loss	$(219,000)	$(199,000)
Net loss allocable to the Partnership	$(219,000)	$(198,000)
Net loss recorded by the Partnership	$(260,000)	$(179,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,051,330, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0 and $211,895 as of June 30, 2011 and March 31, 2011, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition costs of $300,380, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 and $60,762 as of June 30, 2011 and March 31, 2011, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $41,682 were incurred during each of the three months ended June 30, 2011 and 2010.  The Partnership paid the General Partner or its affiliates $25,000 of those fees during each of the three months ended June 30, 2011 and 2010.

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

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $11,430 and $13,409 during the three months ended June 30, 2011 and 2010, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended June 30, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  As of all periods presented, the Partnership incurred cumulative financing costs of $2,511 and interest of $1,272 which are included in investments in Local Limited Partnerships.  The accumulated amortization of these financing costs and interest was $0 and $851 as of June 30, 2011 and March 31, 2011, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of June 30, 2011, the financing costs and interest were fully amortized or impaired.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2011	March 31, 2011

Asset management fee payable	$715,866	$699,184
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	167	5,628
Total	$716,033	$704,812

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $624,895 at both June 30, 2011 and March 31, 2011, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Partnership called for an all partners meetings to vote on the removal of the Local General Partner of two of the Partnership's Local Limited Partnership interests, Marfa and Saltgrass. At this meeting, a majority of votes were cast in favor of removing the Local General Partner. The Local General Partner has challenged the removal. Currently, the Partnership is consulting with legal counsel in regards to further actions to be taken. See Note 2 to the financial statements for more information on Marfa and Saltgrass.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $1,107,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $6,384,000.  Liabilities at June 30, 2011 consisted of $716,000 of accrued fees and expenses due to General Partner and affiliates and $625,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010   The Partnership's net loss for the three months ended June 30, 2011 was $(778,000), reflecting an increase of approximately $(338,000) from the net loss of $(440,000) for the three months ended June 30, 2010. The impairment loss increased by $(253,000) for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships and the related intangibles. The Partnership experienced a $(81,000) increase in equity in losses of Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. There was a $(4,000) increase in legal and accounting fees for the three months ended June 30, 2011 due to the timing of the accounting work performed.  The reporting fees increased by $2,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010  Net cash and cash equivalents used during the three months ended June 30, 2011 was $(33,000), compared to net cash and cash equivalents used during the three months ended June 30, 2010 of $(36,000).  The Partnership reimbursed the General Partner or an affiliate for expenses paid on its behalf $11,000 during the three months ended June 30, 2011 compared to $13,000 reimbursed during the three months ended June 30, 2010.  The Partnership received $2,000 more of reporting fees from Local Limited Partnerships during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three months ended June 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $11,000 as compared to March 31, 2011. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4. Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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