Form 10-Q
period 2011-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2011-11-14
CIK 1253329

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-107181

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

California	72-1566910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
(Address of principle executive offices)
(714) 622-5565
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes _____ No    _X___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes _____No __X__

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)
INDEX TO FORM 10-Q
For the quarterly period ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2011, and March 31, 2011	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2011 and 2010	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2011	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$987,928	$1,139,693
Investments in Local Limited Partnerships, net (Notes 2 and 3)	6,195,033	7,118,320

Total Assets	$7,182,961	$8,258,013

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$624,895	$624,895
Accrued fees and expenses due to General Partner and affiliates (Note 3)	762,115	704,812

Total Liabilities	1,387,010	1,329,707

Partners’ Equity (Deficit):
General Partner	(7,207)	(6,075)
Limited Partners (25,000 Partnership Units authorized; 15,019 Partnership Units issued and outstanding)	5,803,158	6,934,381

Total Partners’ Equity (Deficit)	5,795,951	6,928,306

Total Liabilities and Partners’ Equity (Deficit)	$7,182,961	$8,258,013

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2011 and 2010
 (Unaudited)

	2011		2010
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$1,500	$4,542	$8,550	$10,050

Operating expenses and loss:
Amortization (Note 2)	10,207	22,529	12,322	24,644
Asset management fees (Note 3)	41,682	83,364	41,682	83,364
Outsourcing expenses	4,206	4,206	-	-
Accounting and legal fees	118,850	123,323	3,950	3,966
Impairment loss (Note 2)	-	461,442	-	208,217
Other	3,174	4,671	563	1,476

Total operating expenses and loss	178,119	699,535	58,517	321,667

Loss from operations	(176,619)	(694,993)	(49,967)	(311,617)

Equity in losses of Local Limited Partnerships (Note 2)	(177,801)	(437,993)	(157,204)	(336,045)

Interest income	124	631	582	1,280

Net loss	$(354,296)	$(1,132,355)	$(206,589)	$(646,382)

Net loss allocated to:
General Partner	$(354)	$(1,132)	$(207)	$(646)

Limited Partners	$(353,942)	$(1,131,223)	$(206,382)	$(645,736)

Net loss per Partnership Unit	$(24)	$(75)	$(14)	$(43)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)
For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(6,075)	$6,934,381	$6,928,306

Net loss	(1,132)	(1,131,223)	(1,132,355)

Partners’ equity (deficit) at September 30, 2011	$(7,207)	$5,803,158	$5,795,951

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,132,355)	$(646,382)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	22,529	24,644
Impairment loss	461,442	208,217
Equity in losses of Local Limited Partnerships	437,993	336,045
Increase in accrued fees and expenses due to
General Partner and affiliates	57,303	50,357
Net cash used in operating activities	(153,088)	(27,119)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(24,604)
Distributions received from Local Limited Partnerships	1,323	-
Net cash provided by (used in) investing activities	1,323	(24,604)

Net decrease in cash and cash equivalents	(151,765)	(51,723)

Cash and cash equivalents, beginning of period	1,139,693	1,200,840

Cash and cash equivalents, end of period	$987,928	$1,149,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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
For the Quarterly Period Ended September 30, 2011
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
For the Quarterly Period Ended September 30, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
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

“Equity in losses of Local Limited Partnerships” for each of the periods ended September 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2011 three investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2011, and March 31, 2011, the Partnership had cash equivalents of approximately $0 and $1,070,000, respectively.

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
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 27.5 years using the straight-line method. Amortization expense for the six months ended September 30, 2011 and 2010 was $22,529 and $24,644, respectively.

Reclassification

Certain reclassifications have been made to the 2010 condensed financial statements to be consistent with the 2011 presentation.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the six months ended September 30, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $266,001 and $208,217, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. For the six months ended September 30, 2011 and 2010, impairment loss of $195,441 and $0, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and March 31, 2011, the Partnership had acquired limited partnership interests in 10 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 550 apartment units.  The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$7,118,320	$8,026,278
Impairment loss	(461,442)	(208,217)
Equity in losses of Local Limited Partnerships	(437,993)	(650,453)
Distributions received from Local Limited Partnerships	(1,323)	-
Amortization of paid acquisition fees and costs	(22,494)	(49,148)
Amortization of warehouse interest and costs	(35)	(140)
Investments per balance sheet, end of period	$6,195,033	$7,118,320

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$5,331,018	$6,036,335
Acquisition fees and costs, net of accumulated amortization of $10,207 and $273,508	864,015	1,081,985
Investments per balance sheet, end of period	$6,195,033	$7,118,320

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010
Revenues	$1,684,000	$1,682,000
Expenses:
Interest expense	460,000	463,000
Depreciation and amortization	566,000	566,000
Operating expenses	1,096,000	1,050,000
Total expenses	2,122,000	2,079,000

Net loss	$(438,000)	(397,000)
Net loss allocable to the Partnership	$(438,000)	$(396,000)
Net loss recorded by the Partnership	$(438,000)	$(336,000)

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
For the Quarterly Period Ended September 30, 2011
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

A lawsuit has been filed against the Local General Partner and the entity owned by the Local General Partner in Travis County District Court on Marfa for specific performance to turn over the necessary documents so that the cost certification can be completed.  No lawsuit has been filed against the Local General Partner and the entity owned by the Local General Partner for the Housing Complex to cause his removal.  The Local General Partner has not filed the cost certification with Rural Development or TDHCA.  The limited partner has been attempting for some time to gather the information and was left with no alternative but to file a lawsuit to compel the Local General Partner to cooperate.  In fact, the Local General Partner claimed he had provided all necessary documentation early this year.  However, when the CPAs diligently organized the boxes they were provided from the Local General Partner, it was clear that not all information was provided.  Once the Local General Partner consulted with legal counsel, the CPA’s were provided with a substantial amount of support.  One the General Partner is replaced, it is the intent that the replacement management company and replacement Local General Partner will submit the 8609 package to TDHCA for the Low Income Housing Tax Credits.

A lawsuit has been filed against the Local General Partner and the entity owned by the Local General Partner in Travis County District Court on Saltgrass for breach of contract for failing to obtain the Low Income Housing Tax Credits as contemplated in the respective partnership agreement and by failing to re-purchase the limited partner interests which the Partnership holds as required by the Local Limited Partnership Agreement for Saltgrass.  No lawsuit has been filed against the Local General Partner and the entity owned by the Local General Partner for the Housing Complexes to cause his removal.  Once the General Partner is replaced, those have been approved and the control of the Housing Complexes has been changed, the intent is to sell the Local Limited Partnership to try and recover a portion of the original capital investment and purchase replacement Low Income Housing Tax Credits.

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
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,051,330, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $9,556 and $211,895 as of September 30, 2011 and March 31, 2011, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)
Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition costs of $300,380, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $651 and $60,762 as of September 30, 2011 and March 31, 2011, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.   Asset management fees of $83,364 were incurred during each of the six months ended September 30, 2011 and 2010.  The Partnership paid the General Partner or its affiliates $25,000 of those fees during each of the six months ended September 30, 2011 and 2010.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Period Ended September 30, 2011
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(e)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $17,461 and $13,409 during the six months ended September 30, 2011 and 2010, respectively.

(f)
WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit.  Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified.  The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner.  Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding.  As of all periods presented, the Partnership incurred cumulative financing costs of $2,511 and interest of $1,272 which are included in investments in Local Limited Partnerships.  The accumulated amortization of these financing costs and interest was $0 and $851 as of September 30, 2011 and March 31, 2011, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2011, the financing costs and interest were fully amortized or impaired.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2011	March 31, 2011

Asset management fee payable	$757,548	$699,184
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	4,567	5,628
Total	$762,115	$704,812

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $624,895 at both September 30, 2011 and March 31, 2011, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $988,000 in cash and aggregate investments in ten Local Limited Partnerships of $6,195,000.  Liabilities at September 30, 2011 consisted of $762,000 of accrued fees and expenses due to General Partner and affiliates and $625,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 The Partnership's net loss for the three months ended September 30, 2011 was $(354,000), reflecting an increase of approximately $(148,000) from the net loss of $(207,000) for the three months ended September 30, 2010. There was a $(115,000) increase in legal and accounting fees for the three months ended September 30, 2011 due to the timing of the accounting work performed. The reporting fees decreased by $(7,000) for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.   Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Equity in losses of Local Limited Partnerships increased by $(21,000) from the three months ended September 30, 2010 due to the operations of the underlying Housing Complexes fluctuating from period to period.  The outsourcing expenses increased by $(4,000) for the three months ended September 30, 2011 due to the Partnership outsourcing certain data management to improve efficiency.  Amortization decreased by $2,000 due to the fact that intangibles were partially impaired in the prior quarter thereby decreasing the future amortization expense.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010  The Partnership's net loss for the six months ended September 30, 2011 was $(1,132,000), reflecting an increase of approximately $(486,000) from the net loss of $(646,000) for the six months ended September 30, 2010.  The increase in net loss was largely due to an increase of $(253,000) in impairment loss for the six months ended September 30, 2011 compared to the six months ended September 30, 2010.   The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships.  In addition, there was a $(119,000) increase in legal and accounting fees for the six months ended September 30, 2011 due to the timing of the accounting work performed.  Equity in losses of Local Limited Partnerships increased by $(102,000) from the six months ended September 30, 2010 due to the operations of the underlying Housing Complexes fluctuating from period to period.  The reporting fees decreased by $(6,000) for the six months ended September 30, 2011 compared to the six months ended September 30, 2010.   Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The outsourcing expenses increased by $(4,000) for the six months ended September 30, 2011 due to the Partnership outsourcing data management to improve efficiency.  The decrease in the cash balance resulted in the decrease of $(1,000) in the interest income for the six months ended September 30, 2011. Amortization decreased by $2,000 due to the fact that intangibles were partially impaired in the prior quarter thereby decreasing the future amortization expense.

Capital Resources and Liquidity

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010  Net cash and cash equivalents used during the six months ended September 30, 2011 was $(152,000), compared to net cash and cash equivalents used during the six months ended September 30, 2010 of $(52,000).  The Partnership reimbursed the General Partner or an affiliate for expenses paid on its behalf $(17,000) during the six months ended September 30, 2011 compared to $(13,000) reimbursed during the six months ended September 30, 2010.  The Partnership received $(6,000) less of reporting fees and distributions from Local Limited Partnerships during the six months ended September 30, 2011 compared to the six months ended September 30, 2010.  The reporting fees and distributions received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The accounting fees of $(119,000) were paid directly to the vendor for the six months ended September 30, 2011.  During the six months ended September 30, 2010, $(25,000) of capital contributions was paid to Local Limited Partnerships compared to no such payments made during the six months ended September 30, 2011.  The capital contributions are paid when certain benchmarks are met.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: November 14, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2011