Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2012-10-05
CIK 1253329

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March, 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

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

NONE

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

INDEX TO FORM 10 – K

For the fiscal year ended March, 31, 2012

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

The Partnership invested in ten Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns a single Housing Complex. Eight out of ten of the Housing Complexes are eligible for the Low Income Housing Tax Credits. See details below related to the two Housing Complexes that do not qualify for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

A lawsuit has been filed against the Local General Partner and the entity owned by the Local General Partner in Travis County District Court on Marfa for specific performance to turn over the necessary documents so that the cost certification can be completed. No lawsuit has been filed against the Local General Partner and the entity owned by the Local General Partner for the Housing Complex to cause his removal. The Local General Partner has not filed the cost certification with Rural Development or TDHCA. The limited partner has been attempting for some time to gather the information and was left with no alternative but to file a lawsuit to compel the Local General Partner to cooperate. The Local General Partner claimed he had provided all necessary documentation early this year, but not all information was provided. Once the Local General Partner consulted with legal counsel, the CPA’s were provided with a substantial amount of support. Once the General Partner is replaced, it is the intent that the replacement management company and replacement Local General Partner will submit the 8609 package to TDHCA for the Low Income Housing Tax Credits.

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

Management of the Partnership deems the Partnership’s investments in Marfa and Saltgrass to be impaired due to the loss of all Low Income Housing Tax Credit associated with these Housing Complexes. As a result of the Low Income Housing Tax Credits not being delivered for this Housing Complex, management of the Partnership had deemed that the Partnership is not liable to fund, and will not fund the remaining capital contributions. As of March 31, 2006, these investments in Local Limited Partnerships were reduced to $0.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

•	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
•	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

•	an unlimited amount of passive income, which is income from entities such as the Partnership, and
•	$25,000 in income from other sources.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

•	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
•	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
•	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
•	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
•	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions.
•	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
•	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
•	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
•	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

•	the general and local job market,
•	the availability and cost of mortgage financing,
•	monetary inflation,
•	tax, environmental, land use and zoning policies,
•	the supply of and demand for similar properties,
•	neighborhood conditions,
•	the availability and cost of utilities and water.

For each of the years ended March 31, 2012, 2011 and 2010, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2012, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $461,442, $208,217 and $212,204, respectively.

(c)          Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

•	the determination of which depends on future factual circumstances,
•	which are peculiar to individual Limited Partners, or
•	which are not customarily the subject of an opinion.

The more significant of these matters include:

•	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
•	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
•	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
•	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
•	the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

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

At risk rules might limit deduction of the Partnership’s losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

•	the amount of cash the Limited Partner invests in the Partnership, and
•	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
•	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
•	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

•	between the Limited Partners and the General Partner,
•	among the Limited Partners, or
•	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

•	unused passive losses from the Partnership or other investments, or
•	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

•	should be deductible over a longer period of time or in a later year,
•	are excessive and may not be capitalized or deducted in full,
•	should be capitalized and not deducted, or
•	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

•	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
•	the adjusted basis of a Housing Complex used to compute depreciation,
•	the correct deduction of fees,
•	the amortization of organization and offering expenses and start-up expenditures.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

•	remove the General Partner and elect a replacement general partner,
•	amend the Partnership Agreement,
•	terminate the Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $142,000, $142,000 and $145,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $167,000 per year through the termination of the Partnership, which must occur no later than December 31, 2065. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the ten Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership
Chickasha Villa, L.P.	Chickasha, Oklahoma	Green Companies Development Group, Inc.	$876,000	$776,000	46	$1,171,000	$1,827,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	Fieser Holdings, Inc.	1,177,000	1,177,000	56	1,599,000	1,712,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	Fieser Holdings, Inc.	863,000	863,000	40	1,191,000	1,368,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc. and Robert B. Carlson Co., Inc.	295,000	295,000	12	403,000	943,000

Marfa Villa, LTD.	Marfa, Texas	Doublekaye Corp.	246,000	246,000	24	**	761,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	Marshall Senior Housing, LLC	818,000	818,000	90	1,123,000	2,997,000

Memphis 2004.0, L.P.	Memphis, Tennessee	Memphis 2004, LLC	5,774,000	5,249,000	144	7,699,000	6,230,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	Doublekaye Corp.	550,000	550,000	56	**	1,253,000

Sunflower, L.P.	Ruleville, Mississippi	SEMC, Inc.	277,000	277,000	24	370,000	761,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	SAH Wiedemann Park Limited, Inc.	400,000	400,000	58	540,000	2,515,000
			$11,276,000	$10,651,000	550	$14,096,000	$20,367,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 45% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

** See detailed explanation in Note 2 to the audited financial statements.

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Chickasha Villa, L.P.	$254,000	$(30,000)	99.98%

FDI-Bayshore Manor, LTD.	277,000	(19,000)	99.98%

FDI-Shady Oaks, LTD.	205,000	(42,000)	99.98%

Kettle River Townhomes, L.P.	68,000	(22,000)	99.98%

Marfa Villa, LTD.	125,000	(28,000)	99.98%

Marshall Senior Housing, L.P.	563,000	18,000	99.98%

Memphis 2004.0, L.P.	1,106,000	(551,000)	99.98%

Saltgrass Landing Apartments, LTD.	243,000	7,000	99.98%

Sunflower, L.P.	181,000	(24,000)	99.98%

Wiedemann Park Apartments, L.P.	391,000	(128,000)	98.00%

	$3,413,000	$(819,000)

WNC Housing Tax Credit Fund VI, L.P., Series 12

		Occupancy Rates
		As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007

Chickasha Villa, L.P.	Chickasha, Oklahoma	Green Companies Development Group, Inc.	96%	98%	96%	96%	76%

FDI-Bayshore Manor, LTD.	Palacios, Texas	Fieser Holdings, Inc.	95%	95%	96%	89%	93%

FDI-Shady Oaks, LTD.	Prairie View, Texas	Fieser Holdings, Inc.	83%	93%	90%	93%	88%

Kettle River Townhomes, L.P.	Sandstone, Minnesota	Curtis G. Carlson Co., Inc., M.F. Carlson Co., Inc. and Robert B. Carlson Co., Inc.	83%	83%	100%	100%	67%

Marfa Villa, LTD.	Marfa, Texas	Doublekaye Corp.	100%	100%	96%	96%	83%

Marshall Senior Housing, L.P.	Marshall, Minnesota	Marshall Senior Housing, LLC	92%	91%	90%	80%	77%

Memphis 2004.0, L.P.	Memphis, Tennessee	Memphis 2004, LLC	96%	92%	93%	91%	93%

Saltgrass Landing Apartments, LTD.	Rockport, Texas	Doublekaye Corp.	98%	98%	98%	91%	91%

Sunflower, L.P.	Ruleville, Mississippi	SEMC, Inc.	96%	100%	100%	100%	100%

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	SAH Wiedemann Park Limited, Inc.	100%	83%	95%	91%	97%

		Weighted Average	95%	93%	94%	90%	88%

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2012, there were 679 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008

ASSETS
Cash and cash equivalents	$929,947	$1,139,693	$1,200,840	$1,228,361	$1,493,843
Investments in Local Limited Partnerships, net	5,944,076	7,118,320	8,026,278	9,012,662	9,845,862

Total Assets	$6,874,023	$8,258,013	$9,227,118	$10,241,023	$11,339,705

LIABILITIES
Payables to Local Limited Partnerships	$624,895	$624,895	$649,499	$667,981	$918,378
Accrued expenses	-	-	-	-	9,765
Accrued fees and expenses due to General Partner and affiliates	850,692	704,812	569,970	413,125	268,005

Total Liabilities	1,475,587	1,329,707	1,219,469	1,081,106	1,196,148

PARTNERS' EQUITY (DEFICIT)	5,398,436	6,928,306	8,007,649	9,159,917	10,143,557

Total Liabilities and Partners’ Equity (Deficit)	$6,874,023	$8,258,013	$9,227,118	$10,241,023	$11,339,705

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Loss from operations (Note 1)	$(861,184)	$(431,262)	$(430,204)	$(210,081)	$(224,101)
Equity in losses of Local Limited Partnerships	(669,844)	(650,453)	(724,892)	(783,912)	(1,042,880)
Interest income	1,158	2,372	2,828	10,353	66,741
Net loss	$(1,529,870)	$(1,079,343)	$(1,152,268)	$(983,640)	$(1,200,240)

Net loss allocated to:
General Partner	$(1,530)	$(1,079)	$(1,152)	$(984)	$(1,200)

Limited Partners	$(1,528,340)	$(1,078,264)	$(1,151,116)	$(982,656)	$(1,199,040)

Net loss per Partnership Unit	$(101.76)	$(71.79)	$(76.64)	$(65.43)	$(79.83)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019	15,019

Note 1 - Loss from operations for the years ended March 31, 2012, 2011, 2010, 2009 and 2008 include a charge for impairment losses on investments in Local Limited Partnerships of $461,442, $208,217, $212,204, $0 and $0, respectively (see Note 2 to the financial statements).

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Net cash and cash equivalents provided by (used in):

Operating activities	$(209,746)	(36,543)	$(9,039)	$(15,085)	$42,507
Investing activities	-	(24,604)	(18,482)	(250,397)	(1,179,391)

Net change in cash and cash equivalents	(209,746)	(61,147)	(27,521)	(265,482)	(1,136,884)

Cash and cash equivalents, beginning of period	1,139,693	1,200,840	1,228,361	1,493,843	2,630,727

Cash and cash equivalents, end of period	$929,947	1,139,693	$1,200,840	$1,228,361	$1,493,843

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007

Federal	$90	$96	$96	$96	$94
State	-	-	-	-	-

Total	$90	$96	$96	$96	$94

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 27.5 years (See Notes 2 and 3 to the financial statements).

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

Financial Condition

For the year ended March 31, 2012

The Partnership’s assets at March 31, 2012 consisted of $930,000 in cash and cash equivalents and aggregate investments in 10 Local Limited Partnerships of $5,944,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2012 consisted of $851,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below) and $625,000 of payables to Local Limited Partnerships.

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net loss for the year ended March 31, 2012 was $(1,530,000), reflecting an increase of $(451,000) from the net loss experienced for the year ended March 31, 2011 of $(1,079,000). The increase in net loss was partially due to an increase of $(253,000) in impairment loss for the year ended March 31, 2012 compared to the year ended March 31, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. There was also a $6,000 decrease in amortization for the year ended March 31, 2012 due to the fact that intangibles were partially impaired during the first quarter, thereby decreasing the future amortization expense. The accounting and legal fees increased by $(165,000) for the year ended March 31, 2012 compared to the year ended March 31, 2011 due to the timing of the accounting work performed. Interest income decreased by $(1,000) due to the fact that interest rates declined for the year ended March 31, 2012 compared to year ended March 31, 2011. There was also a $(20,000) increase in equity in losses of Local Limited Partnerships for the year ended March 31, 2012. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Reporting fees increased by $1,000 for the year ended March 31, 2012. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash and cash equivalents during the year ended March 31,2012 was $(210,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2011 of $(61,000). During the year ended March 31, 2012, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $0 compared to $25,000 paid during the year ended March 31, 2011. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. For the year ended March 31, 2012, the Partnership reimbursed the General Partner or an affiliate $81,000 for operating expenses paid on its behalf compared to $24,000 reimbursed during the year ended March 31, 2011. The reimbursements of operating expenses are paid after management reviews the cash position of the Partnership. The Partnership also collected $1,000 more in reporting fees for the year ended March 31, 2012 compared to the year ended March 31, 2011. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliate, increased by approximately $146,000, $135,000 and $157,000, for the years ended March 31, 2012, 2011 and 2010, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2013.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2013	2014	2015	2016	2017	Thereafter	Total

Asset management fees(1)	$1,017,420	$166,728	$166,728	$166,728	$166,728	$8,002,944	9,687,276
Payables to Local Limited Partnerships	624,895	-	-	-	-	-	624,895
Total contractual cash obligations	$1,642,315	$166,728	$166,728	$166,728	$166,728	$8,002,944	10,312,171

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2065. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2065. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 12

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 12 (the Partnership) as of March 31, 2012 and 2011 and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which investments represent $3,109,174 and $3,683,462 of the total Partnership assets as of March 31, 2012 and 2011, respectively, and $(574,288), $(439,573) and $(435,932), of the total Partnership loss for the years ended March 31, 2012, 2011 and 2010, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 12 as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.

Bethesda, Maryland

October 5, 2012

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

MEMPHIS 2004.0 L.P.

We have audited the accompanying balance sheets of MEMPHIS 2004.0 L.P. as of December 31, 2009 and the related statements of operations, change in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of MEMPHIS 2004.0 L.P. as of December 31, 2009, and the result of its operations, chances in partners’ capital and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
April 20, 2010

NOVOGRADAC

&COMPANY

Certified Public Accountants

Report of Independent Auditors

To the Partners of

Memphis 2004.0 LP

We have audited the accompanying balance sheets of Memphis 2004.0 LP as of December 31, 2010, and the related statements of change in partners’ capital, and cash flows for the year then ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of Memphis 2004.0 LP as of December 31, 2010, and the result of its operations, chances in partners’ capital and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Novogradac & Company

Alpharetta, Georgia
August 15, 2011

NOVOGRADAC

&COMPANY

Certified Public Accountants

Report of Independent Auditors

To the Partners of

Memphis 2004.0 LP

We have audited the accompanying balance sheets of Memphis 2004.0 LP as of December 31, 2011, and the related statements of change in partners’ capital, and cash flows for the year then ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of Memphis 2004.0 LP as of December 31, 2011, and the result of its operations, chances in partners’ capital and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Novogradac & Company

Alpharetta, Georgia
September 25, 2012

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

SUNFLOWER, L.P.

Ruleville, Mississippi

and

USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying balance sheets of SUNFLOWER, L.P., PHS PROJECT NO 28-067-194254700, as of December 31, 2009 and 2008 and the related statements of operations, change in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of SUNFLOWER, L.P. as of December 31, 2009 and 2008 and the result of its operations, chances in partners’ equity and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2010 on our consideration of SUNFLOWER L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
January 18, 2010

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

SUNFLOWER, L.P.

Ruleville, Mississippi

and

USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying balance sheets of SUNFLOWER, L.P., PHS PROJECT NO 28-067-194254700, as of December 31, 2010 and 2009 and the related statements of operations, change in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of SUNFLOWER, L.P. as of December 31, 2010 and 2009 and the result of its operations, chances in partners’ equity and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2011 on our consideration of SUNFLOWER L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
January 27, 2011

PAILET, MEUNIER and LeBLANC, L.L.P.

Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

SUNFLOWER, L.P.

Ruleville, Mississippi

and

USDA Rural Development Servicing Office

Greenville, Mississippi

We have audited the accompanying balance sheets of SUNFLOWER, L.P., PHS PROJECT NO 28-067-194254700, as of December 31, 2011 and 2010 and the related statements of operations, change in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of SUNFLOWER, L.P. as of December 31, 2011 and 2010 and the result of its operations, chances in partners’ equity and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2012 on our consideration of SUNFLOWER L.P.’s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
February 9, 2012

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2012	2011

ASSETS
Cash and cash equivalents	$929,947	$1,139,693
Investments in Local Limited Partnerships, net (Notes 2 and 3)	5,944,076	7,118,320

Total Assets	$6,874,023	$8,258,013

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$624,895	$624,895
Accrued fees and expenses due to General Partner and affiliates (Note 3)	850,692	704,812

Total Liabilities	1,475,587	1,329,707

Partners’ Equity (Deficit)
General Partner	(7,605)	(6,075)
Limited Partners (25,000 Partnership Units authorized; 15,019 Partnership Units issued and outstanding)	5,406,041	6,934,381

Total Partners’ Equity (Deficit)	5,398,436	6,928,306

Total Liabilities and Partners’ Equity (Deficit)	$6,874,023	$8,258,013

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2012	2011	2010

Reporting fees	$10,865	$10,050	$14,362

Operating expenses and loss:
Amortization (Notes 2 and 3)	42,958	49,288	49,288
Asset management fees (Note 3)	166,728	166,728	166,728
Impairment loss (Note 2)	461,442	208,217	212,204
Accounting and legal fees	178,158	12,979	12,027
Asset management expenses	2,537	899	873
Other	20,226	3,201	3,446
Total operating expenses and loss	872,049	441,312	444,566

Loss from operations	(861,184)	(431,262)	(430,204)

Equity in losses of Local Limited Partnerships (Note 2)	(669,844)	(650,453)	(724,892)

Interest income	1,158	2,372	2,828

Net loss	$(1,529,870)	$(1,079,343)	$(1,152,268)

Net loss allocated to:
General Partner	$(1,530)	$(1,079)	$(1,152)
Limited Partners	$(1,528,340)	$(1,078,264)	$(1,151,116)

Net loss per Partnership Unit	$(101.76)	$(71.79)	$(76.64)

Outstanding weighted Partnership Units	15,019	15,019	15,019

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(3,844)	$9,163,761	$9,159,917

Net loss	(1,152)	(1,151,116)	(1,152,268)

Partners’ equity (deficit) at March 31, 2010	(4,996)	8,012,645	8,007,649

Net loss	(1,079)	(1,078,264)	(1,079,343)

Partners’ equity (deficit) at March 31, 2011	(6,075)	6,934,381	6,928,306

Net loss	(1,530)	(1,528,340)	(1,529,870)

Partners’ equity (deficit) at March 31, 2012	$(7,605)	$5,406,041	$5,398,436

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(1,529,870)	$(1,079,343)	$(1,152,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	42,958	49,288	49,288
Impairment loss	461,442	208,217	212,204
Equity in losses of Local Limited Partnerships	669,844	650,453	724,892
Increase in accrued fees and expenses due to General Partner and affiliates	145,880	134,842	156,845

Net cash used in operating activities	(209,746)	(36,543)	(9,039)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(24,604)	(18,482)

Net cash used in investing activities	-	(24,604)	(18,482)

Net decrease in cash and cash equivalents	(209,746)	(61,147)	(27,521)

Cash and cash equivalents, beginning of year	1,139,693	1,200,840	1,228,361

Cash and cash equivalents, end of year	$929,947	$1,139,693	$1,200,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2012, 2011 and 2010

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and were being amortized over 27.5 years (see Notes 2 and 3).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2012, three of the investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012, 2011, and 2010, the Partnership had cash equivalents of $927,517, $1,070,000, $1,099,000, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the years ended March 31, 2012, 2011 and 2010 was $42,958, $49,288 and $49,288 respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2012, 2011 and 2010, the impairment loss related to investments in Local Limited Partnerships was $266,001, $208,217 and $212,204, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. For the years ended March 31, 2012, 2011 and 2010, impairment loss of $195,441, $0, $0, respectively, was recorded against the related intangibles.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of both March 31, 2012 and 2011 the Partnership owned Local Limited Partnership interests in 10 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 550 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011 and are approximately $1,529,000 and $1,970,000, respectively greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2012, 2011 and 2010, the impairment loss related to investments in Local Limited Partnerships was $266,001, $208,217 and $212,204, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2012, 2011 and 2010, impairment loss of $195,441, $0, $0, respectively, was recorded against the related intangibles.

As of March 31, 2012 and 2011 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2012, 2011 and 2010 amounting to approximately $146,000, $225,000, and $105,000 respectively, has not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to approximately $584,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For The Years Ended March 31,
	2012	2011	2010

Investments per balance sheet, beginning of period	$7,118,320	$8,026,278	$9,012,662
Impairment loss	(461,442)	(208,217)	(212,204)
Equity in losses of Local Limited Partnerships	(669,844)	(650,453)	(724,892)
Amortization of paid acquisition fees and costs	(42,923)	(49,148)	(49,148)
Amortization of warehouse interest and costs	(35)	(140)	(140)

Investments per balance sheet, end of period	$5,944,076	$7,118,320	$8,026,278

	For the Years Ended March 31,
	2012	2011	2010

Investments in Local Limited Partnerships, net	$5,100,490	$6,036,335	$6,895,005
Acquisition fees and costs, net of accumulated amortization of $30,636, $273,508 and $224,220	843,586	1,081,985	1,131,273
Investments per balance sheet, end of period	$5,944,076	$7,118,320	$8,026,278

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010

ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2011 and 2010 of $7,427,000 and $6,336,000 respectively)	$26,845,000	$27,810,000
Land	1,121,000	1,121,000
Other assets	2,181,000	1,845,000
Total assets	$30,147,000	$30.776,000

LIABILITIES
Mortgage payable	$20,367,000	$20,726,000
Due to affiliates	3,786,000	3,542,000
Other liabilities	1,065,000	834,000

Total liabilities	25,218,000	25,102,000

PARTNERS' EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 12	4,415,000	5,148,000
Other partners	514,000	526,000
Total partners’ equity	4,929,000	5,674,000
Total liabilities and partners’ equity	$30,147,000	$30,776,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$3,492,000	$3,367,000	$3,265,000

Expenses:
Operating expenses	2,350,000	2,190,000	2,063,000
Interest expense	860,000	921,000	895,000
Depreciation and amortization	1,101,000	1,133,000	1,139,000

Total expenses	4,311,000	4,244,000	4,097,000

Net loss	$(819,000)	$(877,000)	$(832,000)

Net loss allocable to the Partnership	$(816,000)	$(875,000)	$(830,000)

Net loss recorded by the Partnership	$(670,000)	$(650,000)	$(725,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Management of the Partnership deems the Partnership’s investments in Marfa and Saltgrass to be impaired due to the loss of all Low Income Housing Tax Credit associated with these Housing Complexes. As a result of the Low Income Housing Tax Credits not being delivered for this Housing Complex, management of the Partnership had deemed that the Partnership is not liable to fund, and will not fund the remaining capital contributions. As of March 31, 2006, these investments in Local Limited Partnerships were reduced to $0.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,051,330, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $28,668 and $211,895 as of March 31, 2012 and 2011, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred cumulative acquisition costs of $300,380, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $1,968 and $60,762, as of March 31, 2012 and 2011, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $166,728 were incurred during each of the years ended March 31, 2012, 2011 and 2010, of which $25,000, $25,000 and $22,000 was paid, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $80,835, $23,925 and $4,230 during the years ended March 31, 2012, 2011 and 2010, respectively.

WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred cumulative financing costs of $2,511 and interest of $1,272, which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $0 and $851 as of March 31, 2012 and 2011, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

 The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2012	2011

Asset management fee payable	$840,912	$699,184
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	9,780	5,628

Total	$850,692	$704,812

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through October 31, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2012

Income	$3,000	2,000	-	6,000

Operating expenses and loss	(521,000)	(178,000)	(109,000)	(64,000)

Loss from operations	(518,000)	(176,000)	(109,000)	(58,000)

Equity in losses of Local Limited Partnerships	(260,000)	(178,000)	(178,000)	(54,000)

Interest income	-	-	-	1,000

Net loss	(778,000)	(354,000)	(287,000)	(111,000)

Net loss available to Limited Partners	(777,000)	(354,000)	(287,000)	(111,000)

Net loss per Partnership Unit	(52)	(24)	(19)	(7)

	June 30	September 30	December 31	March 31
2011

Income	$1,000	$9,000	$-	$-

Operating expenses and loss	(263,000)	(59,000)	(60,000)	(59,000)

Loss from operations	(262,000)	(50,000)	(60,000)	(59,000)

Equity in losses of Local Limited Partnerships	(179,000)	(157,000)	(157,000)	(157,000)

Interest income	1,000	-	-	1,000

Net loss	(440,000)	(207,000)	(217,000)	(215,000)

Net loss available to Limited Partners	(439,000)	(206,000)	(216,000)	(215,000)

Net loss per Partnership Unit	(29)	(14)	(14)	(14)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2010

Income	$2,000	$12,000	$-	$-

Operating expenses	(270,000)	(63,000)	(55,000)	(56,000)

Loss from operations	(268,000)	(51,000)	(55,000)	(56,000)

Equity in losses of Local Limited Partnerships	(181,000)	(181,000)	(181,000)	(182,000)

Interest income	1,000	-	1,000	1,000

Net loss	(448,000)	(232,000)	(235,000)	(237,000)

Net loss available to Limited Partners	(448,000)	(232,000)	(235,000)	(236,000)

Net loss per Partnership Unit	(30)	(15)	(16)	(16)

NOTE 5 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of both March 31, 2012 and 2011, $624,895 remains payable to the Local Limited Partnerships.

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

(b)          Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, 2011 and 2010. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

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

(c)          Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are included in the following list, which also includes certain officers of WNC Capital Corporation:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

 None.

(g)	Promoters and Control Persons

 Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

 Neither the Partnership nor the General Partner has an audit committee.

(j)	Changes to Nominating Procedures

 Inapplicable.

(k)	Compliance With Section 16(a) of the Exchange Act

 None.

(l)	Code of Ethics

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the invested assets of the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $166,728, was incurred for all periods presented, of which $25,000, $25,000 and $22,000 were paid during the years ended March 31, 2012, 2011 and 2010, respectively.

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

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $9,780, $5,628 and $12,514 as of March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $80,835, $23,925 and $4,230, during the years ended March 31, 2012, 2011 and 2010, respectively.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $1,356, $1,436 and $1,445 for the years ended December 31, 2011, 2010 and 2009, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2012, 2011 and 2010.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011
Audit Fees	$119,400	$-
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$122,435	$3,035

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Balance Sheets, March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012, 2011 and 2010

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011 and 2010

Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

Notes to Financial Statements

(a)(2)	List of financial statement schedules included in Part IV hereof:

Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement filed as Exhibit 28.1 to Form 10-K for fiscal year ended December 31, 1995 is hereby incorporated herein by reference as Exhibit 3.1.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith )

99.1	Financial Statements of Memphis 2004.0, L. P., as of and for the years ended December 31, 2011, 2010 and 2009 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 12

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership			As of December 31, 2011
		Total				Cost Capitalized	Mortgage
		Investment in	Amount of			Subsequent to	Balances of
Local Limited		Local Limited	Investment Paid		Building &	Completion of	Local Limited		Building &	Accumulated
Partnership Name	Location	Partnership	to Date	Land	Improvements	Construction	Partnerships	Land	Equipment	Depreciation	Net Book Value

Chickasha Villa, L.P.	Chickasha, Oklahoma	$876,000	$776,000	$40,000	$3,330,000	$-	$1,827,000	$40,000	$3,330,000	$631,000	$2,739,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	1,177,000	1,177,000	103,000	2,944,000	29,000	1,712,000	103,000	2,973,000	378,000	2,698,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	863,000	863,000	35,000	2,300,000	25,000	1,368,000	35,000	2,325,000	367,000	1,993,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	295,000	295,000	122,000	1,116,000	-	943,000	122,000	1,116,000	250,000	988,000

Marfa Villa, LTD.	Marfa, Texas	246,000	246,000	7,000	679,000	348,000	761,000	7,000	1,027,000	140,000	894,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	818,000	818,000	250,000	3,480,000	14,000	2,997,000	250,000	3,494,000	885,000	2,859,000

Memphis 2004.0, L.P.	Memphis, Tennessee	5,774,000	5,249,000	313,000	13,465,000	-	6,230,000	313,000	13,465,000	2,528,000	11,250,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	550,000	550,000	76,000	1,734,000	103,000	1,253,000	76,000	1,837,000	287,000	1,626,000

Sunflower, L.P.	Ruleville, Mississippi	277,000	277,000	12,000	1,090,000	-	761,000	12,000	1,090,000	243,000	859,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	400,000	400,000	163,000	3,611,000	4,000	2,515,000	163,000	3,615,000	1,718,000	2,060,000

		$11,276,000	$10,651,000	$1,121,000	$33,749,000	$523,000	$20,367,000	$1,121,000	$34,272,000	$7,427,000	$27,966,000

WNC Housing Tax Credit Fund VI, L.P., Series 12

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Chickasha Villa, L.P.	$254,000	$(30,000)	2005	40

FDI-Bayshore Manor, LTD.	277,000	(19,000)	2006	40

FDI-Shady Oaks, LTD.	205,000	(42,000)	2005	40

Kettle River Townhomes, L.P.	68,000	(22,000)	2005	27.5

Marfa Villa, LTD.	125,000	(28,000)	2005	40

Marshall Senior Housing, L.P.	563,000	18,000	2005	30

Memphis 2004.0, L.P.	1,106,000	(551,000)	2005	27.5

Saltgrass Landing Apartments, LTD.	243,000	7,000	2005	40

Sunflower, L.P.	181,000	(24,000)	2005	27.5

Wiedemann Park Apartments, L.P.	391,000	(128,000)	2006	27.5

	$3,413,000	$(819,000)

WNC Housing Tax Credit Fund VI, L.P., Series 12

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership			As of December 31, 2012
		Total				Cost Capitalized	Mortgage
		Investment in	Amount of			Subsequent to	Balances of
Local Limited		Local Limited	Investment		Building &	Completion of	Local Limited		Building &	Accumulated
Partnership Name	Location	Partnership	Paid to Date	Land	Improvements	Construction	Partnerships	Land	Equipment	Depreciation	Net Book Value

Chickasha Villa, L.P.	Chickasha, Oklahoma	$876,000	$776,000	$40,000	$3,330,000	$-	$1,877,000	$40,000	$3,330,000	$547,000	$2,823,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	1,177,000	1,177,000	103,000	2,944,000	27,000	1,733,000	103,000	2,971,000	302,000	2,772,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	863,000	863,000	35,000	2,300,000	13,000	1,389,000	35,000	2,313,000	308,000	2,040,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	295,000	295,000	122,000	1,116,000	-	958,000	122,000	1,116,000	219,000	1,019,000

Marfa Villa, LTD.	Marfa, Texas	246,000	246,000	7,000	679,000	348,000	774,000	7,000	1,027,000	117,000	917,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	818,000	818,000	250,000	3,480,000	8,000	3,022,000	250,000	3,488,000	772,000	2,966,000

Memphis 2004.0, L.P.	Memphis, Tennessee	5,774,000	5,249,000	313,000	13,465,000	-	6,308,000	313,000	13,469,000	2,038,000	11,739,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	550,000	550,000	76,000	1,734,000	-	1,312,000	76,000	1,734,000	236,000	1,574,000

Sunflower, L.P.	Ruleville, Mississippi	277,000	277,000	12,000	1,090,000	-	772,000	12,000	1,090,000	205,000	897,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	400,000	400,000	163,000	3,611,000	2,000	2,581,000	163,000	3,613,000	1,592,000	2,184,000

		$11,276,000	$10,651,000	$1,121,000	$33,749,000	$398,000	$20,726,000	$1,121,000	$34,147,000	$6,336,000	$28,931,000

WNC Housing Tax Credit Fund VI, L.P., Series 12

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Chickasha Villa, L.P.	$288,000	$(19,000)	2005	40

FDI-Bayshore Manor, LTD.	260,000	(25,000)	2006	40

FDI-Shady Oaks, LTD.	205,000	(18,000)	2005	40

Kettle River Townhomes, L.P.	73,000	(24,000)	2005	27.5

Marfa Villa, LTD.	134,000	(17,000)	2005	40

Marshall Senior Housing, L.P.	454,000	(104,000)	2005	30

Memphis 2004.0, L.P.	1,032,000	(507,000)	2005	27.5

Saltgrass Landing Apartments, LTD.	244,000	(60,000)	2005	40

Sunflower, L.P.	176,000	(15,000)	2005	27.5

Wiedemann Park Apartments, L.P.	425,000	(88,000)	2006	27.5

	$3,291,000	$(877,000)

WNC Housing Tax Credit Fund VI, L.P., Series 12

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2012		Initial Cost to Partnership			As of December 31, 2009
						Cost
		Total	Amount of			Capitalized	Mortgage
		Investment in	Investment			Subsequent to	Balances of
Local Limited		Local Limited			Building &	Completion of	Local Limited		Building &	Accumulated
Partnership Name	Location	Partnership	Paid to Date	Land	Improvements	Construction	Partnerships	Land	Equipment	Depreciation	Net Book Value

Chickasha Villa, L.P.	Chickasha, Oklahoma	$876,000	$776,000	$40,000	$3,330,000	$-	$1,924,000	$40,000	$3,330,000	$451,000	2,919,000

FDI-Bayshore Manor, LTD.	Palacios, Texas	1,177,000	1,177,000	103,000	2,944,000	5,000	1,754,000	103,000	2,950,000	227,000	2,826,000

FDI-Shady Oaks, LTD.	Prairie View, Texas	863,000	863,000	35,000	2,300,000	8,000	1,409,000	35,000	2,308,000	249,000	2,094,000

Kettle River Townhomes, L.P.	Sandstone, Minnesota	295,000	295,000	122,000	1,116,000	1,000	960,000	122,000	1,117,000	183,000	1,056,000

Marfa Villa, LTD.	Marfa, Texas	246,000	221,000	7,000	679,000	348,000	774,000	7,000	1,027,000	91,000	943,000

Marshall Senior Housing, L.P.	Marshall, Minnesota	818,000	818,000	250,000	3,480,000	-	3,045,000	250,000	3,480,000	639,000	3,091,000

Memphis 2004.0, L.P.	Memphis, Tennessee	5,774,000	5,249,000	313,000	13,465,000	-	6,381,000	313,000	13,465,000	1,549,000	12,229,000

Saltgrass Landing Apartments, LTD.	Rockport, Texas	550,000	550,000	76,000	1,734,000	-	1,298,000	76,000	1,734,000	195,000	1,615,000

Sunflower, L.P.	Ruleville, Mississippi	277,000	277,000	12,000	1,090,000	1,000	783,000	12,000	1,089,000	167,000	934,000

Wiedemann Park Apartments, L.P.	Wilsonville, Oregon	400,000	400,000	163,000	3,611,000	2,000	2,644,000	163,000	3,613,000	1,467,000	2,309,000

		$11,276,000	$10,626,000	$1,121,000	$33,749,000	$365,000	$20,972,000	$1,121,000	$34,113,000	$5,218,000	$30,016,000

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

Date:    October 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:    October 5, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:    October 5, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:    October 5, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:    October 5, 2012

