Form 10-Q
period 2012-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2012-11-06
CIK 1253329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2012 and March 31, 2012	F-1

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2012 and 2011	F-2

	Condensed Statement of Partners’ Equity (Deficit)
	For the Three Months Ended June 30, 2012	F-3

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2012 and 2011	F-4

	Notes to Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	5

Item 4.	Controls and Procedures	5

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Mine Safety Disclosures	6

Item 5.	Other Information	6

Item 6.	Exhibits	6

Signatures		7

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS

Cash and cash equivalents	$950,402	$929,947
Investments in Local Limited Partnerships, net (Notes 2 and 3)	5,024,915	5,944,076

Total Assets	$5,975,317	$6,874,023

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$624,895	$624,895
Accrued fees and expenses due to General Partner and affiliates (Note 3)	908,392	850,692

Total Liabilities	1,533,287	1,475,587

Partners’ Equity (Deficit):
General Partner	(8,561)	(7,605)
Limited Partners (25,000 Partnership Units authorized; 15,019 Partnership Units issued and outstanding)	4,450,591	5,406,041

Total Partners’ Equity (Deficit)	4,442,030	5,398,436

Total Liabilities and Partners’ Equity (Deficit)	$5,975,317	$6,874,023

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months June 30, 2012 and 2011

(Unaudited)

	2012 Three Months	2011 Three Months

Reporting fees	$16,860	$3,042

Operating expenses and loss:
Amortization (Note 2)	10,051	12,322
Asset management fees (Note 3)	41,682	41,682
Impairment loss (Note 2)	738,270	461,442
Accounting and legal fees	9,934	4,473
Other	6,084	1,497

Total operating expenses and loss	806,021	521,416

Loss from operations	(789,161)	(518,374)

Equity in losses of Local Limited Partnerships (Note 2)	(167,463)	(260,192)

Interest income	218	507

Net loss	$(956,406)	$(778,059)

Net loss allocated to:
General Partner	$(956)	$(778)

Limited Partners	$(955,450)	$(777,281)

Net loss per Partnership Unit	$(64)	$(52)

Outstanding weighted Partnership Units	15,019	15,019

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2012

(Unaudited)

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(7,605)	$5,406,041	$5,398,436

Net loss	(956)	(955,450)	(956,406)

Partners’ equity (deficit) at June 30, 2012	$(8,561)	$4,450,591	$4,442,030

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(956,406)	$(778,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	10,051	12,322
Impairment loss	738,270	461,442
Equity in losses of Local Limited Partnerships	167,463	260,192
Increase in accrued fees and expenses due to General Partner and affiliates	57,700	11,221

Net cash provided by (used in) operating activities	17,078	(32,882)

Cash flows from investing activities:
Distributions received from Local Limited Partnership	3,377	-

Net cash provided by investing activities	3,377	-

Net increase (decrease) in cash and cash equivalents	20,455	(32,882)

Cash and cash equivalents, beginning of period	929,947	1,139,693

Cash and cash equivalents, end of period	$950,402	$1,106,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 12 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 17, 2003, and commenced operations on January 21, 2005. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended June 30, 2012

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

For the Quarterly Period Ended June 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2012.

Subsequent to the quarter ended June 30, 2012, the Partnership sold its Local Limited Partnership Interest in Saltgrass Landing Apartments, LTD (“Saltgrass”). Saltgrass was appraised with a value of $260,000.  The outstanding mortgage as of December 31, 2011 was approximately $1,219,501. The Local Limited Partnership Interest was sold for $294,646. The Partnership has incurred $647 in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership is currently looking to reinvest the net sales proceeds in Local Limited Partnerships so the Limited Partners can receive additional Low Income Housing Tax Credits (LIHTCs). Since Saltgrass never delivered its LIHTC’s there is no risk of recapture, but the Partnership’s intent is to acquire additional credits for the Limited Partners.  See Note 2 below for a full description of the issues related to Saltgrass.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2012, three investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2012 and March 31, 2012, the Partnership had cash equivalents of $947,972 and $927,517, respectively.

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

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the three months ended June 30, 2012 and 2011 was $10,051 and $12,322, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $296,426 and $266,001, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. For the three months ended June 30, 2012 and 2011, impairment loss of $441,844 and $195,441, respectively, was recorded against the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2012 and March 31, 2012, the Partnership had acquired limited partnership interests in 10 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 550 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2012	For the Year Ended March 31, 2012
Investments per balance sheet, beginning of period	$5,944,076	$7,118,320
Impairment loss	(738,270)	(461,442)
Equity in losses of Local Limited Partnerships	(167,463)	(669,844)
Amortization of paid acquisition fees and costs	(10,051)	(42,923)
Amortization of warehouse interest and costs	-	(35)
Distributions received from Local Limited Partnerships	(3,377)	-
Investments per balance sheet, end of period	$5,024,915	$5,944,076

	For the Three Months Ended June 30, 2012	For the Year Ended March 31, 2012
Investments in Local Limited Partnerships, net	$4,633,224	$5,100,490
Acquisition fees and costs, net of accumulated amortization of $0 and $30,636	391,691	843,586
Investments per balance sheet, end of period	$5,024,915	$5,944,076

Selected financial information for the three months ended June 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011
Revenues	$873,000	$842,000
Expenses:
Interest expense	215,000	230,000
Depreciation and amortization	275,000	283,000
Operating expenses	588,000	548,000
Total expenses	1,078,000	1,061,000

Net loss	$(205,000)	$(219,000)

Net loss allocable to the Partnership	$(204,000)	$(219,000)

Net loss recorded by the Partnership	$(167,000)	$(260,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,051,330, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 and $28,668 as of June 30, 2012 and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred cumulative acquisition costs of $300,380, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 and $1,968 as of June 30, 2012 and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time. As of June 30, 2012, these costs were fully amortized or impaired.

(c)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $41,682 were incurred during each of the three months ended June 30, 2012 and 2011. The Partnership paid the General Partner or its affiliates $0 and $25,000 of those fees during the three months ended June 30, 2012 and 2011, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(d)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $11,430 during the three months ended June 30, 2012 and 2011, respectively.

(f)	WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred cumulative financing costs of $2,511 and interest of $1,272 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $0 and $0 as of June 30, 2012 and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of June 30, 2012, the financing costs and interest were fully amortized or impaired.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2012	March 31, 2012

Asset management fee payable	$882,594	$840,912
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	25,798	9,780
Total	$908,392	$850,692

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $624,895 at both June 30, 2012 and March 31, 2012, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2012, the Partnership sold its Local Limited Partnership Interest in Saltgrass Landing Apartments, LTD (“Saltgrass”). Saltgrass was appraised with a value of $260,000.  The outstanding mortgage as of December 31, 2011 was approximately $1,219,501. The Local Limited Partnership Interest was sold for $294,646. The Partnership has incurred $647 in sales related expenses which will be netted against the proceeds from the sale in calculating the gain on the sale. The Partnership is currently looking to reinvest the net sales proceeds in Local Limited Partnerships so the Limited Partners can receive additional Low Income Housing Tax Credits (LIHTCs). Since Saltgrass never delivered its LIHTC’s there is no risk of recapture, but the Partnership’s intent is to acquire additional credits for the Limited Partners.  See Note 2 above for a full description of the issues related to Saltgrass.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2012 and 2011, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2012 consisted of $950,000 in cash and cash equivalents and aggregate investments in ten Local Limited Partnerships of $5,025,000. Liabilities at June 30, 2012 consisted of $908,000 of accrued fees and expenses due to General Partner and affiliates and $625,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 The Partnership’s net loss for the three months ended June 30, 2012 was $(956,000), reflecting an increase of approximately $(178,000) from the net loss of $(778,000) for the three months ended June 30, 2011. The impairment loss increased by $(277,000) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships and the related intangibles. There was also a $2,000 decrease in amortization for the three months ended June 30, 2012 due to the fact that intangibles were partially impaired during the prior year, thereby decreasing the future amortization expense. The Partnership experienced a $93,000 decrease in equity in losses of Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the Local Limited Partnerships. There was a $(5,000) increase in accounting and legal fees for the three months ended June 30, 2012 due to the timing of the accounting work performed. The reporting fees increased by $14,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 Net cash and cash equivalents provided during the three months ended June 30, 2012 was $20,000, compared to net cash and cash equivalents used during the three months ended June 30, 2010 of $(33,000). The Partnership reimbursed the General Partner or an affiliate for expenses paid on its behalf $11,000 during the three months ended June 30, 2011 compared to $0 reimbursed during the three months ended June 30, 2012. Additionally, during the three months ended June 30, 2012, the Partnership paid $0 in accrued asset management fees compared to $(25,000) during the three months ended June 30, 2011. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliates. The Partnership received $14,000 more of reporting fees from Local Limited Partnerships during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The reporting fees received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The Local Limited Partnerships received $3,377 distributions for the three months ended June 30, 2012 compare to $0 for the three month ended June 30, 2011.

During the three months ended June 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $58,000 as compared to March 31, 2012. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s condensed financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three months ended June 30, 2012 and June 30, 2011, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

By: WNC National Partners, LLC. General Partner

By:	/s/ Wilfred N. Cooper Jr.

Wilfred N. Cooper, Jr.

President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 6, 2012

By:	/s/ Melanie R. Wenk

Melanie R. Wenk

Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 6, 2012

