Form 10-Q
period 2012-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 12
filed 2012-11-13
CIK 1253329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [X] No [  ]

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended September 30, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$1,206,936	$929,947
Investments in Local Limited Partnerships, net (Notes 2 and 3)	4,850,236	5,944,076

Total Assets	$6,057,172	$6,874,023

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$624,895	$624,895
Accrued fees and expenses due to General Partner and affiliates (Note 3)	948,792	850,692

Total Liabilities	1,573,687	1,475,587

Partners’ Equity (Deficit):
General Partner	(8,520)	(7,605)
Limited Partners (25,000 Partnership Units authorized; 15,019 Partnership Units issued and outstanding)	4,492,005	5,406,041

Total Partners’ Equity (Deficit)	4,483,485	5,398,436

Total Liabilities and Partners’ Equity (Deficit)	$6,057,172	$6,874,023

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012		2011
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$-	$16,860	$1,500	$4,542

Operating expenses and loss:
Amortization (Note 2)	4,694	14,745	10,207	22,529
Asset management fees (Note 3)	40,894	82,576	41,682	83,364
Outsourcing expenses	11,552	15,114	4,206	4,206
Accounting and legal fees	27,485	37,419	118,850	123,323
Impairment loss (Note 2)	-	738,270	-	461,442
Other	674	3,196	3,174	4,671

Total operating expenses and loss	85,299	891,320	178,119	699,535

Loss from operations	(85,299)	(874,460)	(176,619)	(694,993)

Equity in losses of Local Limited Partnerships (Note 2)	(167,463)	(334,926)	(177,801)	(437,993)

Gain on sale of Local Limited Partnerships (Note 1)	293,999	293,999	-	-

Interest income	218	436	124	631

Net income (loss)	$41,455	$(914,951)	$(354,296)	$(1,132,355)

Net income (loss) allocated to:
General Partner	$41	$(915)	$(354)	$(1,132)

Limited Partners	$41,414	$(914,036)	$(353,942)	$(1,131,223)

Net income (loss) per Partnership Unit	$3	$(61)	$(24)	$(75)

Outstanding weighted Partnership Units	15,019	15,019	15,019	15,019

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$(7,605)	$5,406,041	$5,398,436

Net loss	(915)	(914,036)	(914,951)

Partners’ equity (deficit) at September 30, 2012	$(8,520)	$4,492,005	$4,483,485

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:

Net loss	$(914,951)	$(1,132,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(293,999)	-
Amortization	14,745	22,529
Impairment loss	738,270	461,442
Equity in losses of Local Limited Partnerships	334,926	437,993
Increase in accrued fees and expenses due to General Partner and affiliates	98,100	57,303

Net cash used in operating activities	(22,909)	(153,088)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	293,999	-
Distributions received from Local Limited Partnerships	5,899	1,323

Net cash provided by investing activities	299,898	1,323

Net increase (decrease) in cash and cash equivalents	276,989	(151,765)

Cash and cash equivalents, beginning of period	929,947	1,139,693

Cash and cash equivalents, end of period	$1,206,936	$987,928

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 12 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on July 17, 2003, and commenced operations on January 21, 2005. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended September 30, 2012

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge The alternative minimum tax could reduce tax benefits from an investment in the Partnership Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2012.

During the six months ended September 30, 2012, the Local Limited Partnership Interest in Saltgrass Landing Apartments, LTD (“Saltgrass”) was sold to an unrelated third party for $294,646. Saltgrass was appraised for $260,000 and had a mortgage note balance of $1,219,501 as of December 31, 2011. The Partnership has incurred $647 in sales related expenses which were netted against the proceeds from the sale in calculating the gain on sale. The Partnership reinvests the net sales proceeds in Local Limited Partnerships so the Limited Partners can receive additional Low Income Housing Tax Credits (LIHTCs). Since Saltgrass never delivered its LIHTCs there is no risk of recapture, but the Partnership’s intent is to acquire additional credits for the Limited Partners. See Note 2 below for a full description of the issues related to Saltgrass.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended September 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and six month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of September 30, 2012 two investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012, and March 31, 2012, the Partnership had cash equivalents of $909,859 and $927,517, respectively.

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs were being amortized over 27.5 years using the straight-line method. Amortization expense for the six months ended September 30, 2012 and 2011 was $14,745 and $22,529, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $296,426 and $266,001, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. For the six months ended September 30, 2012 and 2011, impairment loss of $441,844 and $195,441, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2012 and March 31, 2012, the Partnership had acquired limited partnership interests in 9 and 10, Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 494 and 550 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2012	For the Year Ended March 31, 2012
Investments per balance sheet, beginning of period	$5,944,076	$7,118,320
Impairment loss	(738,270)	(461,442)
Equity in losses of Local Limited Partnerships	(334,926)	(669,844)
Distributions received from Local Limited Partnerships	(5,899)	(42,923)
Amortization of paid acquisition fees and costs	(14,745)	(35)
Investments per balance sheet, end of period	$4,850,236	$5,944,076

	For the Six Months Ended September 30, 2012	For the Year Ended March 31, 2012
Investments in Local Limited Partnerships, net	$4,463,239	$5,100,490
Acquisition fees and costs, net of accumulated amortization of $4,694 and $30,636	386,997	843,586
Investments per balance sheet, end of period	$4,850,236	$5,944,076

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011
Revenues	$1,683,000	$1,684,000
Expenses:
Interest expense	430,000	460,000
Depreciation and amortization	539,000	566,000
Operating expenses	1,125,000	1,096,000
Total expenses	2,094,000	2,122,000

Net loss	$(411,000)	(438,000)
Net loss allocable to the Partnership	$(410,000)	$(438,000)
Net loss recorded by the Partnership	$(335,000)	$(438,000)

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

Troubled Housing Complexes

During the period from January 21, 2005 (date operations commenced) through March 31, 2005, the Partnership acquired a Local Limited Partnership interest in Marfa Villa, LTD (“Marfa”). During the year ended March 31, 2006, the Partnership acquired a Local Limited Partnership interest in Saltgrass Landing Apartments, LTD (“Saltgrass”). The Partnership acquired the Local Limited Partnership interests in Marfa and Saltgrass for $246,409 and $733,552, respectively. Upon acquisition, it was expected that Marfa and Saltgrass would generate Low Income Housing Tax Credits amounting to $324,320 and $940,640, respectively. Marfa and Saltgrass are managed by the same third party management company and have the same Local General Partner. Both Housing Complexes were acquisition rehabilitation projects. Additionally, both Housing Complexes have not delivered any Low Income Housing Tax Credits to date due to the fact that the rehabilitation work on the Housing Complexes was not completed within the allowable timeframe required by the Texas Department of Housing Community Affairs (“TDHCA”).”).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

Management of the Partnership deems the Partnership’s investments in Marfa and Saltgrass to be impaired due to the loss of all Low Income Housing Tax Credit associated with these Housing Complexes. As a result of the Low Income Housing Tax Credits not being delivered for this Housing Complex, management of the Partnership had deemed that the Partnership is not liable to fund, and will not fund the remaining capital contributions. As of March 31, 2006, these investments in Local Limited Partnerships were reduced to $0. During the quarter ended September 30, 2012, the Partnership sold its Local Limited Partnership Interest in Saltgrass Landing Apartments for $294,646 (See Note 1).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,051,330,which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $4,694 and $28,668 as of September 30, 2012 and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred cumulative acquisition costs of $300,380, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 and $1,968 as of September 30, 2012 and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition costs is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2012, these costs were fully amortized or impaired.

(c)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $82,576 and $83,364 were incurred during each of the six months ended September 30, 2012 and 2011, respectively. The Partnership paid the General Partner or its affiliates $0 and $25,000 of those fees during the six months ended September 30, 2012 and 2011, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $40,853 and $17,461 during the six months ended September 30, 2012 and 2011, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 12

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(f)	WNC Holding, LLC (“Holding”), a wholly owned subsidiary of Associates, acquires investments in Local Limited Partnerships using funds from a secured warehouse line of credit. Such investments are warehoused by Holding until transferred to syndicated partnerships as investors are identified. The transfer of the warehoused investments is typically achieved through the admittance of the syndicated partnership as the Limited Partner of the Local Limited Partnership and the removal of Holding as the Limited Partner. Consideration paid to Holding for the transfer of its interest in the Local Limited Partnership generally consists of cash reimbursement of capital contribution installment(s) paid to the Local Limited Partnerships by Holding, assumption of the remaining capital contributions payable due to the Local Limited Partnership and financing costs and interest charged by Holding. As of all periods presented, the Partnership incurred cumulative financing costs of $2,511 and interest of $1,272 which are included in investments in Local Limited Partnerships. The accumulated amortization of these financing costs and interest was $0 as of both September 30, 2012 and March 31, 2012. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2012, the financing costs and interest were fully amortized or impaired.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	September 30, 2012	March 31, 2012

Asset management fee payable	$923,488	$840,912
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	25,304	9,780
Total	$948,792	$850,692

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $624,895 at both September 30, 2012 and March 31, 2012, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2012 consisted of $1,207,000 in cash and cash equivalents and aggregate investments in nine Local Limited Partnerships of $4,850,000. Liabilities at September 30, 2012 consisted of $949,000 of accrued fees and expenses due to General Partner and affiliates and $625,000 of payables to Local Limited Partnerships.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 The Partnership’s net loss for the three months ended September 30, 2012 was $41,000, reflecting an increase of approximately $395,000 from the net loss of $(354,000) for the three months ended September 30, 2011. The change is largely due to an increase of $294,000 in gain on sale of Local Limited Partnerships during the three months ended September 30, 2012. During the current period, a Local Limited Partnership was sold as it was never going to generate Low Income Housing Tax Credits. No such sales occurred during the three months ended September 30, 2011. Equity in losses of Local Limited Partnerships decreased by $10,000 from the three months ended September 30, 2012 due to the operations of the underlying Housing Complexes fluctuating from period to period. There was a $91,000 decrease in legal and accounting fees for the three months ended September 30, 2012 due to the timing of the accounting work performed. The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the three months ended September 30, 2011. The outsourcing expenses increased by $(7,000) for the three months ended September 30, 2012 due to the Partnership outsourcing certain data management to improve efficiency. Amortization decreased by $6,000 for the three months ended September 30, 2012 due to the fact that intangibles were partially impaired in the prior quarter thereby decreasing the future amortization expense. There was a $1,000 decrease of asset management fees for the three months ended September 30, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fee. The reporting fees decreased by $(2,000) for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011 The Partnership’s net loss for the six months ended September 30, 2012 was $(915,000), reflecting a decrease of approximately $217,000 from the net loss of $(1,132,000) for the six months ended September 30, 2011. The change is largely due to an increase of 294,000 in gain on sale of Local Limited Partnerships during the six months ended September 30, 2012. During the current period, a Local Limited Partnership was sold as it was never going to generate Low Income Housing Tax Credits. No such sales occurred during the six months ended September 30, 2011. Also, there was an increase of $(277,000) in impairment loss for the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. In addition, there was an $86,000 decrease in legal and accounting fees for the six months ended September 30, 2012 due to the timing of the accounting work performed. The Partnership was past due in multiple annual and quarterly reports. All reports were brought current during the six months ended September 30, 2011. Equity in losses of Local Limited Partnerships decreased by $103,000 from the six months ended September 30, 2012 due to the operations of the underlying Housing Complexes fluctuating from period to period. The outsourcing expenses increased by $(11,000) for the six months ended September 30, 2012 due to the Partnership outsourcing data management to improve efficiency. Amortization decreased by $8,000 for the six months ended September 30, 2012 due to the fact that intangibles were partially impaired in the prior quarter thereby decreasing the future amortization expense. There was a $1,000 decrease in asset management fees for the six months ended September 30, 2012. These fees are calculated based on the invested assets. As Local Limited Partnerships are sold, the invested assets decrease, thereby decreasing the asset management fee. The reporting fees increased by $12,000 for the six months ended September 30, 2012 compared to the six months ended September 30, 2011. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Capital Resources and Liquidity

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011 Net cash and cash equivalents provided during the six months ended September 30, 2012 was $277,000, compared to net cash and cash equivalents used during the six months ended September 30, 2011 of $(152,000). The change is due primarily to the fact that during the six months ended September 30, 2012 the Partnership received $294,000 in net proceeds from the sale of Local Limited Partnerships compared to no such proceeds received during the six months ended September 30, 2011. The proceeds received will vary from period to period, depending on the number of Housing Complexes that have been identified for disposition, the values of such Housing Complexes and the closing dates of such transactions. The Partnership reimbursed the General Partner or an affiliate for expenses paid on its behalf $(41,000) during the six months ended September 30, 2012 compared to $(17,000) reimbursed during the six months ended September 30, 2011. Additionally, during the six months ended September 30, 2012, the Partnership paid $0 in accrued asset management fees compared to $(25,000) paid during the six months ended September 30, 2011. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliates. The Partnership received by $12,000 more of reporting fees and $5,000 more of distributions from Local Limited Partnerships during the six months ended September 30, 2012 compared to the six months ended September 30, 2011. The reporting fees and distributions received from Local Limited Partnerships vary due to the fact that Local Limited Partnerships make payments to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (the “FASB”)issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Other Matters

During the period from January 21, 2005 (date operations commenced) through March 31, 2005, the Partnership acquired a Local Limited Partnership interest in Marfa Villa, LTD (“Marfa”). During the year ended March 31, 2006, the Partnership acquired a Local Limited Partnership interest in Saltgrass Landing Apartments, LTD (“Saltgrass”). The Partnership acquired the Local Limited Partnership interests in Marfa and Saltgrass for $246,409 and $733,552, respectively. Upon acquisition, it was expected that Marfa and Saltgrass would generate Low Income Housing Tax Credits amounting to $324,320 and $940,640, respectively. Marfa and Saltgrass are managed by the same third party management company and have the same Local General Partner. Both Housing Complexes were acquisition rehabilitation projects. Additionally, both Housing Complexes have not delivered any Low Income Housing Tax Credits to date due to the fact that the rehabilitation work on the Housing Complexes was not completed within the allowable timeframe required by the Texas Department of Housing Community Affairs (“TDHCA”).”).

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

A lawsuit has been filed against the Local General Partner and the entity owned by the Local General Partner in Travis County District Court on Saltgrass for breach of contract for failing to obtain the Low Income Housing Tax Credits as contemplated in the respective partnership agreement and by failing to re-purchase the limited partner interests which the Partnership holds as required by the Local Limited Partnership Agreement for Saltgrass. No lawsuit has been filed against the Local General Partner and the entity owned by the Local General Partner for the Housing Complexes to cause his removal. Once the General Partner is replaced,those have been approved and the control of the Housing Complexes has been changed, the intent is to sell the Local Limited Partnership to try and recover a portion of the original capital investment and purchase replacement Low Income Housing Tax Credits.

Management of the Partnership deems the Partnership’s investments in Marfa and Saltgrass to be impaired due to the loss of all Low Income Housing Tax Credit associated with these Housing Complexes. As a result of the Low Income Housing Tax Credits not being delivered for this Housing Complex, management of the Partnership had deemed that the Partnership is not liable to fund, and will not fund the remaining capital contributions. As of March 31, 2006, these investments in Local Limited Partnerships were reduced to $0. During the quarter ended September 30, 2012, the Partnership sold its Local Limited Partnership Interest in Saltgrass Landing Apartments for $294,646 (See Note 1).

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: November 13, 2012

By:	/s/ Melanie R. Wenk

Melanie R. Wenk

Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 13, 2012

